Form 10-Q
period 1994-09-30
BALCOR EQUITY PROPERTIES XVIII
filed 1994-11-10
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-13357
                       -------


                         BALCOR EQUITY PROPERTIES-XVIII
                      A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3274349
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR EQUITY PROPERTIES-XVIII
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                    September 30, 1994 and December 31, 1993
                                  (Unaudited)

                                      ASSETS
                                                     1994             1993
                                                --------------   --------------

Cash and cash equivalents                       $   5,697,035    $   3,280,330
Escrow deposits                                     1,930,016        1,209,300
Accounts and accrued interest receivable              647,133        2,025,732
Prepaid expenses, principally real
  estate taxes                                        197,389          155,208
Deferred expenses, net of accumulated
  amortization of $129,337 in 1994 and
  $80,720 in 1993                                     651,552          298,797
                                                --------------   --------------
                                                    9,123,125        6,969,367
                                                --------------   --------------
Investment in real estate, at cost:
  Land                                             10,514,910       10,514,910
  Buildings and improvements                       70,620,019       70,366,316
                                                --------------   --------------
                                                   81,134,929       80,881,226
  Less accumulated depreciation                    31,552,088       29,357,744
                                                --------------   --------------
Investment in real estate, net
  of accumulated depreciation                      49,582,841       51,523,482
                                                --------------   --------------
                                                $  58,705,966    $  58,492,849
                                                ==============   ==============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                $      16,000    $     160,191
Due to affiliates                                     158,990           76,057
Accrued liabilities, principally interest
  and real estate taxes                             1,606,909        1,817,900
Security deposits                                     211,168          207,882
Loss in excess of investment in joint
  venture with an affiliate                           332,006          294,132
Purchase price, promissory and mortgage
  notes payable                                    40,220,568       39,289,424
                                                --------------   --------------
    Total liabilities                              42,545,641       41,845,586

Partners' capital (52,811 Limited Partnership
  Interests issued and outstanding)                16,160,325       16,647,263
                                                --------------   --------------
                                                $  58,705,966    $  58,492,849
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XVIII
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                    (Unaudited)



                                                     1994             1993
                                                --------------   --------------
Income:
  Rental                                        $   9,424,095    $   9,170,355
  Service                                           2,274,374        1,326,970
  Interest on short-term investments                  126,970           68,691
                                                --------------   --------------
      Total income                                 11,825,439       10,566,016
                                                --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      2,864,958        2,703,775
  Depreciation                                      2,194,344        2,271,069
  Amortization of deferred expenses                    48,617           16,096
  Property operating                                4,281,357        4,363,221
  Real estate taxes                                 1,002,489        1,199,305
  Property management fees                            713,901          548,411
  Administrative                                      360,567          266,026
  Participation in loss of joint venture
    with an affiliate                                  53,979           55,392
                                                --------------   --------------
      Total expenses                               11,520,212       11,423,295
                                                --------------   --------------
Net income (loss)                               $     305,227    $    (857,279)
                                                ==============   ==============
Net income (loss) allocated to General Partner  $       3,052    $      (8,573)
                                                ==============   ==============
Net income (loss) allocated to Limited Partners $     302,175    $    (848,706)
                                                ==============   ==============
Net income (loss) per Limited Partnership
  Interest (52,811 issued and outstanding)      $        5.72    $      (16.07)
                                                ==============   ==============

Distributions to Limited Partners               $     792,165             None
                                                ==============   ==============

Distributions per Limited Partnership Interest
(52,811 issued and outstanding)                 $       15.00             None
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XVIII
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Rental                                        $   3,266,824    $   3,106,486
  Service                                             553,180          383,352
  Interest on short-term investments                   64,864           23,664
                                                --------------   --------------
      Total income                                  3,884,868        3,513,502
                                                --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                        923,482          751,337
  Depreciation                                        731,448          757,022
  Amortization of deferred expenses                    22,895           12,861
  Property operating                                1,619,626        1,467,253
  Real estate taxes                                   212,801          351,675
  Property management fees                            247,801          184,220
  Administrative                                      115,289           37,765
  Participation in loss of joint venture
    with an affiliate                                  17,593           19,639
                                                --------------   --------------
      Total expenses                                3,890,935        3,581,772
                                                --------------   --------------
Net loss                                        $      (6,067)   $     (68,270)
                                                ==============   ==============
Net loss allocated to General Partner           $         (61)   $        (683)
                                                ==============   ==============
Net loss allocated to Limited Partners          $      (6,006)   $     (67,587)
                                                ==============   ==============
Net loss per Limited Partnership
  Interest (52,811 issued and outstanding)      $       (0.12)   $       (1.28)
                                                ==============   ==============

Distribution to Limited Partners                $     264,055             None
                                                ==============   ==============

Distribution per Limited Partnership Interest
(52,811 issued and outstanding)                 $        5.00             None
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XVIII
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                   (Unaudited)




                                                     1994             1993
                                                --------------   --------------
Operating activities:
  Net income (loss)                             $     305,227    $    (857,279)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Participation in loss of joint venture
        with an affiliate                              53,979           55,392
      Depreciation of properties                    2,194,344        2,271,069
      Amortization of deferred expenses                48,617           16,096
      Collection of recoverable expenses            1,509,618
      Insurance claim receivable                      (77,032)
      Net change in:
        Escrow deposits                               102,898         (792,691)
        Accounts and accrued interest
          receivable                                  (53,987)        (208,756)
        Prepaid expenses                              (42,181)         165,702
        Accounts payable                             (144,191)        (255,211)
        Due to affiliates                              82,933            8,386
        Accrued liabilities                          (210,991)        (102,812)
        Security deposits                               3,286           17,908
                                                --------------   --------------
  Net cash provided by operating activities         3,772,520          317,804
                                                --------------   --------------

Investing activities:
  Capital contributions to joint venture
    with an affiliate                                 (16,105)         (21,693)
  Improvements to properties                         (253,703)         (88,172)
                                                --------------   --------------
  Net cash used in investing activities              (269,808)        (109,865)
                                                --------------   --------------
Financing activities:
  Distributions to Limited partners                  (792,165)
  Repayment of mortgage notes payable             (11,700,000)      (9,001,276)
  Proceeds from refinancing of mortgage
    notes payable                                  13,000,000        9,300,000
  Payment of deferred expenses                       (401,372)        (269,517)
  Release of capital improvement escrow                79,898
  Funding of capital improvement escrows             (903,512)
  Principal payments on purchase price,
    promissory and mortgage notes payable            (368,856)        (314,238)
                                                --------------   --------------
  Net cash used in financing activities            (1,086,007)        (285,031)
                                                --------------   --------------

Net change in cash and cash equivalents             2,416,705          (77,092)
Cash and cash equivalents at beginning
  of period                                         3,280,330        3,078,388
                                                --------------   --------------
Cash and cash equivalents at end of period      $   5,697,035    $   3,001,296
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable of $2,864,958 and $2,703,775 and paid interest expense of $3,006,404 and $2,961,011, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:


                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $706,373  $255,103      $66,030
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       39,644    26,746       19,068
        Data processing                  12,583     6,773       17,263
        Investor communications           8,573     5,784        5,609
        Legal                            10,607     7,156        9,511
        Portfolio management             57,913    39,072       36,600
        Other                            17,477    11,791        4,909

4. Loan Refinancing:

In June 1994, the Partnership completed the refinancing of the Knollwood Village Apartments mortgage loan, which was scheduled to mature in December 1994. The principal balance on the prior loan was $11,700,000 and bore interest at a rate of 9.00%. The Partnership incurred a prepayment penalty of $155,839 in connection with retiring the loan, which has been recorded as interest expense. The terms of the new loan provide for a $13,000,000 mortgage balance with a 9.55% interest rate, monthly principal and interest payments of $109,786, and a maturity date of July 2004. Fees of $401,372 were paid in connection with the refinancing and $302,060 and $903,512 were deposited into real estate tax and capital improvement escrow accounts, respectively.


5. Subsequent Event:

In October 1994, the Partnership made a distribution of $264,055 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Net Cash Receipts for the third quarter of 1994.

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. The Partnership continues to operate these properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Increased service income at the 101 Marietta Tower office complex resulted in net income for the Partnership during the nine months ended September 30, 1994 as compared to a net loss during the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

Higher rental rates at the Canyon Point, Hidden Lake and Knollwood Village apartment complexes resulted in an increase in rental income for the nine months and quarter ended September 30, 1994 as compared to some periods in 1993.

As required by the terms of the General Service Administration ("GSA") lease at the 101 Marietta Tower office complex, a recalculation of the recoverable expenses was made in late 1993. This calculation has resulted in an increase in service income and property management fees during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

Due to higher cash balances and interest rates, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

As a result of a prepayment penalty, which has been recorded as interest expense, and a higher mortgage loan balance associated with the Knollwood Village Apartments refinancing in June 1994, interest expense on purchase price, promissory and mortgage notes payable increased for the nine months and quarter ended September 30, 1994 as compared to same periods in 1993. This increase was partially offset by the 1993 refinancings of the Hidden Lakes and Canyon Point apartment complexes' mortgage notes at lower rates.

The refinancings of the Hidden Lakes, Canyon Point and Knollwood Village apartment complexes' mortgage notes required the payment of deferred expenses which are now being amortized over the terms of the mortgage notes payable. As a result, amortization expense increased for the nine months ended September 30, 1994 as compared to the same period in 1993.

As a result of higher insurance and janitorial expenses in the third quarter of 1994 at the 101 Marietta Tower office complex, property operating expense increased for the quarter ended September 30, 1994 as compared to the same period in 1993.

A lower property assessment at the 101 Marietta Tower office complex caused real estate tax expense to decrease for the nine months and quarter ended September 30, 1994 as compared to same periods in 1993.

Due to higher portfolio management, data processing, legal and accounting fees, administrative expenses increased during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.


Liquidity and Capital Resources
- -------------------------------

The cash or near cash position of the Partnership increased as of September 30, 1994 when compared to December 31, 1993. The Partnership's cash flow provided by operating activities was generated by cash flow from the properties which included the collection of approximately $1,500,000 of recoverable expenses from GSA at the 101 Marietta Tower office complex. The operating activities also include receipt of short-term interest income and payment of administrative expenses. Cash used in investing activities consisted of tenant improvements at the 101 Marietta Tower office complex and a capital contribution to the joint venture for the Partnership's share of operating deficits at the Belmere Apartments. Cash used in financing activities consisted of principal payments on the Partnership's purchase price, promissory and mortgage notes payable, distributions to Limited Partners, a release of a capital improvement escrow at Hidden Lakes Apartments and activity associated with the refinancing of the Knollwood Village Apartments mortgage note payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994 and 1993, the Hidden Lakes, Canyon Point, Knollwood Village apartment complexes and the 101 Marietta Tower office complex generated positive cash flow. The Belmere apartment complex, in which the Partnership holds a minority joint venture interest, operated at a marginal cash flow deficit during both periods.

While the cash flow of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at improving property operating performance and seek rent increases where market conditions allow. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. The Belmere apartment complex is currently being marketed for sale; however, the Partnership expects to continue to own the remaining properties for longer than the holding period originally described in the prospectus.

Approximately 83% of the space at the 101 Marietta Tower office complex is leased to GSA and 48% of the Partnership's total rental and service income recognized during the first nine months of 1994 relates to GSA. In August 1992, GSA exercised an option under the existing lease to extend its lease for an additional five years through December 1997. The Federal government has approved construction of a new 1.2 million square foot office building in Atlanta. This project is scheduled to be completed in 1997 and current plans call for twelve Federal agencies (including GSA) to be relocated from their current offices into the new project. If completed on time, it is likely that GSA would vacate the property at the end of its lease term in 1997 and the Partnership would have the responsibility to lease this space.

In October 1994, the Partnership paid $264,055 ($5.00 per Interest) representing the quarterly distribution to Limited Partners for the third quarter of 1994. The level of this distribution is consistent with that of the prior quarter. To date, investors have received distributions of Net Cash Receipts totaling $95.50 and Net Cash Proceeds totaling $14.50 per $1,000 Interest, as well as certain tax benefits. Continued distributions will depend on the level of cash flow generated by the Partnership's properties and proceeds from future property sales, as to all of which there can be no assurances.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The $11,700,000 mortgage loan collateralized by the Knollwood Village apartment complex, which had a maturity date of December 1994, was refinanced in June 1994. See Note 4 of Notes to the Financial Statements for additional information. As a result of the General Partner's successful efforts to obtain loan modifications as well as refinancings of many existing loans with new lenders, the Partnership has no third party financing which matures prior to 1998.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement, previously filed as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated May 15, 1984 (Registration No. 2-89380), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13357) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      BALCOR EQUITY PROPERTIES - XVIII
                      A REAL ESTATE LIMITED PARTNERSHIP


                      By: /s/Thomas E. Meador
                          ----------------------------------
                          Thomas E. Meador
                          President and Chief Executive
                          Officer (Principal Executive
                          Officer) of Balcor Equity Partners -
                          XVIII, the General Partner



                      By: /s/Allan Wood
                          ----------------------------------
                          Allan Wood
                          Executive Vice President, and
                          Chief Accounting and Financial
                          Officer (Principal Accounting
                          and Financial Officer) of Balcor
                          Equity Partners - XVIII, the General
                          Partner



Date: November 10, 1994
      ---------------------