Form 10-K
period 1994-12-31
BALCOR EQUITY PROPERTIES XVIII
filed 1995-03-28
CIK 740553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-13357
                       -------

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $52,811,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire four real property investments and a minority joint venture interest in one additional property. The property in which the Registrant held a minority joint venture interest was sold in December 1994. The Registrant continues to own the remaining four properties described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The commercial real estate industry is beginning to emerge from several years of decline and re-structuring. Office properties have begun to emerge from the effects of overbuilding and corporate downsizing. Effective rents and occupancy levels began to increase nationally in 1994 and some markets are experiencing a shortage of large blocks of contiguous space. With new construction expected to remain at a minimum for 1995, office market conditions are expected to continue their upward performance for the next year.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvements requirements at the properties. All of the Registrant's remaining properties generated positive cash flow during 1994. In addition, the property in which the Registrant owned a minority joint venture interest generated a marginal cash flow deficit prior to its sale.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

In June 1994, the Registrant refinanced the Knollwood Village mortgage note, and in December 1994, the joint venture in which the Registrant held a minority interest sold the Belmere Apartments. See Item 7. Liquidity and Capital Resources for additional information regarding these transactions.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Equity Partners-XVIII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
- -----------------

Belmere Apartments
- ------------------

In 1984, Belmere Apartments (the "Property") was acquired by a limited partnership (the "Limited Partnership") in which the Registrant and an affiliate held joint venture interests of approximately 26% and 74%, respectively. The Registrant contributed $1,265,000 and the affiliate contributed $3,675,000 towards the purchase of the Property. The Property was acquired subject to first mortgage financing of $6,390,000.

On December 14, 1994, the Limited Partnership sold the Property for a sale price of $8,500,000 to Mid-America Apartments, L.P., a Tennessee limited partnership (the "Purchaser"). From the sale proceeds, the Limited Partnership paid $6,377,168, including accrued interest and a $42,471 prepayment premium, to the holder of the first mortgage loan, $191,250 to two unaffiliated parties as a brokerage commission, $176,398 in closing and other costs and received the remaining $1,755,184 of sale proceeds. In February 1995, the Registrant received a distribution of $482,229 which represents its share of sales proceeds and fourth quarter property operations. In lieu of a commission, the General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owns the four properties described below:

Location                      Description of Property
- --------                      -----------------------

San Antonio, Texas            Canyon Point Apartments: a 214-unit apartment
                              complex located on approximately 9 acres.

Greenville, South Carolina    Mallard Cove Apartments (formerly Hidden Lakes):
                              a 211-unit apartment complex located on
                              approximately 15 acres.

Grand Blanc, Michigan         Knollwood Village Apartments: a 648-unit
                              apartment complex located on approximately 55 acres.

Atlanta, Georgia              101 Marietta Tower: a 35-story office building
                              containing 579,823 square feet.

Each of the above properties is held subject to various mortgages and other forms of financing.

In the opinion of the General Partner, the Registrant has provided adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 5,216.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $16,740,793 $15,328,981 $13,535,576 $13,015,657 $13,620,049
Net income (loss)      885,014      (8,829) (1,754,481) (1,776,892) (1,662,313)
Net income (loss) per
  Limited Partner-
  ship Interest          16.59        (.16)     (32.89)     (33.31)     (31.16)
Total assets        58,914,891  58,492,849  58,875,919  61,394,682  63,058,449
Mortgage notes
  payable           40,078,625  39,289,424  39,415,967  39,861,120  40,187,324
Distributions per
  Limited Partner-
  ship Interest          20.00        None        None        None       20.00

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

Balcor Equity Properties-XVIII (the "Partnership") recognized net income in 1994, compared to net losses for 1993 and 1992, due primarily to the recognition of its share of the gain on the sale in December 1994 of the Belmere Apartments in which it held a minority joint venture interest. Increased rental and service income, primarily at the 101 Marietta Tower office complex, reduced the Partnership's net loss during 1993 as compared to 1992. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

Higher rental and/or occupancy rates at all of the Partnership's properties resulted in an increase in rental income and property management fees for 1994 as compared to 1993.

As required by the terms of the General Service Administration ("GSA") lease at the 101 Marietta Tower office complex, a recalculation of the recoverable operating and real estate tax expenses was made in late 1993. This recalculation and subsequent collection of 1993 and 1994 reimbursements resulted in an increase in service income and property management fees during 1994 when compared to 1993.

Due to higher cash balances and interest rates, interest income on short-term investments increased during 1994 as compared to 1993.

Belmere Apartments, in which the Partnership held a minority joint venture interest, was sold during 1994. As a result of the gain recognized in connection with the sale, the Partnership recognized income from participation in joint venture with an affiliate in 1994 compared to a loss in 1993.

As a result of a prepayment penalty on the previous first mortgage loan, which has been recorded as interest expense, and a higher mortgage loan balance associated with the Knollwood Village Apartments refinancing in June 1994, interest expense on mortgage notes payable increased for 1994 as compared to 1993. This increase was partially offset by the 1993 refinancing of the Canyon Point Apartments' mortgage note at a lower rate.

The loan refinancings in 1993 related to Mallard Cove (formerly Hidden Lakes) and Canyon Point apartment complexes and in 1994 related to Knollwood Village Apartments required the payment of certain expenses which are deferred and amortized over the terms of the mortgage notes payable. As a result, amortization expense increased for 1994 as compared to 1993.

As a result of higher insurance and janitorial expenses at the 101 Marietta Tower office complex and higher insurance expense at the Canyon Point, Mallard Cove and Knollwood Village apartment complexes, property operating expense increased for 1994 as compared to 1993.

A lower property assessment at the 101 Marietta Tower office complex and a decrease in tax rates at the Knollwood Village Apartments caused real estate tax expense to decrease for 1994 as compared to 1993.

Due to higher portfolio management and accounting fees which were partially offset by decreases in other professional and consulting fees, administrative expenses increased slightly for 1994 as compared to 1993.

1993 Compared to 1992
- ---------------------

Higher rental rates as a result of the General Service Administration ("GSA") lease extension at the 101 Marietta Tower office complex and higher rental rates and occupancy levels at the Canyon Point and Mallard Cove apartment complexes resulted in increased rental income during 1993 as compared to 1992.

As required by the GSA lease, a recalculation of the amount of operating and real estate tax expenses that is recoverable by the Partnership was made in 1993. This amount increased from 1992 levels based on actual operating results of the property for the previous five year period. This recalculation has resulted in an increase in service income during 1993 when compared to 1992.

Interest income on short-term investments decreased during 1993 as compared to 1992 due to a decrease in interest rates.

The refinancings of the Mallard Cove and Canyon Point apartment complexes' mortgage loans resulted in the payment of fees which were deferred and are now being amortized over the terms of the loans. As a result of these transactions, amortization expense increased for 1993 as compared to 1992.

Decreased utility and janitorial costs at the 101 Marietta Tower office complex resulted in a decrease in property operating expense during 1993 as compared to 1992.

Higher expenditures for carpet replacement, parking lot repairs, and painting and siding repairs at the Canyon Point and Mallard Cove apartment complexes, along with walkway repairs at the Mallard Cove Apartments, caused an increase in maintenance and repairs in 1993 as compared to 1992. Additional tenant expenditures at the 101 Marietta Tower office complex further increased maintenance and repairs in 1993 as compared to 1992.

Due to a reduction in the assessed value and a decreased tax rate at the 101 Marietta Tower office complex, real estate tax expense decreased for 1993 as compared to 1992.

Due to higher portfolio management, legal and consulting fees associated with the Mallard Cove and Canyon Point loan refinancings, administrative expenses increased during 1993 when compared to 1992.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased during 1994 as compared to 1993. The Partnership's cash flow provided by operating activities was generated by cash flow from the properties which included the collection of approximately $1,500,000 of recoverable expenses from GSA at the 101 Marietta Tower office complex. The operating activities also include receipt of short-term interest income and payment of administrative expenses. Cash used in investing activities consisted of tenant improvements at the 101 Marietta Tower office complex and a capital contribution to the joint venture which owned Belmere Apartments. Net cash used in financing activities consisted of principal payments on the Partnership's mortgage notes payable, distributions to Limited Partners, the release of capital improvement and replacement escrows at the Mallard Cove and Knollwood Village apartment complexes and activity associated with the refinancing of the Knollwood Village Apartments mortgage note payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, the 101 Marietta Tower office complex and the

Knollwood Village and Canyon Point apartment complexes generated positive cash flow. The Mallard Cove apartment complex generated positive cash flow during 1994 as compared to a marginal cash flow deficit in 1993 due to increased rental rates in 1994. The Belmere apartment complex, in which the Partnership held a minority joint venture interest, operated at a marginal cash flow deficit during 1994 and 1993.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at improving property operating performance and seeks rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's residential properties ranged from 90% to 98%, while the occupancy rate at the 101 Marietta Tower office complex was 99%. Despite improvements during 1994 and 1993 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of its remaining properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. Therefore, the Partnership will continue to own its remaining properties for longer than the holding period for the assets originally described in the prospectus.

Approximately 83% of the space at the 101 Marietta Tower office complex is leased to GSA and 47% of the Partnership's total rental and service income recognized during 1994 relates to GSA. In August 1992, GSA exercised an option under the existing lease to extend its lease for an additional five years through December 1997. The Federal government has approved construction of a new office building in Atlanta. This project is under construction and is scheduled to be completed in late 1996. Current plans call for various Federal agencies (including GSA) to be relocated from their current offices into the new project. If completed on time, it is likely that GSA would vacate all or most of its space by the end of its lease term in 1997 and the Partnership would have the responsibility to lease this space. The Partnership is reviewing its alternatives with respect to releasing or selling the property.

In June 1994, the Partnership completed the refinancing of the Knollwood Village Apartments mortgage loan. The Partnership did not receive any proceeds after paying the costs and escrows required in connection with the refinancing. See Note 3 of Notes to Financial Statements for additional information.

In December 1994, the joint venture in which the Partnership owns a 25.6% interest sold the Belmere Apartments for a sales price of $8,500,000. From the sale proceeds, the joint venture repaid the first mortgage loan and other costs and received approximately $1,755,000. In February 1995, the Partnership received a distribution of $482,229 which represents its share of sales proceeds and fourth quarter property operations. This amount was included in accounts receivable in the financial statements at December 31, 1994.

In January 1991, quarterly distributions to Limited Partners were suspended due to the March 1991 maturity of the Canyon Point mortgage note payable and the pending December 1992 expiration of the GSA lease at 101 Marietta Tower. With the resolution of these issues, along with the refinancing of the Mallard Cove mortgage note payable, the Partnership resumed quarterly distributions to Limited Partners in January 1994. The Partnership made four quarterly distributions totaling $20.00 per Interest during 1994. In January, 1995, the Partnership made a distribution of $264,055 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Net Cash Receipts for the fourth quarter of 1994. The level of this distribution is consistent with that of the prior quarter. To date, investors have received distributions of Net Cash Receipts totaling $100.50 and Net Cash Proceeds totaling $14.50 per $1,000 Interest, as well as certain tax benefits. Continued distributions will depend on the level of cash flow generated by the Partnership's properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, there can be no assurance that investors will recover all of their original investment.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other terms related to each of these mortgage loans. As a result of the General Partner's efforts to modify and refinance these loans, the Partnership has no third party financing which matures prior to 1998.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $58,914,891  $54,244,538   $58,492,849  $53,467,239
Partners' capital
  (deficit):
    General Partner      (233,993)    (237,302)     (242,843)    (261,661)
    Limited Partners   16,710,050   13,025,947    16,890,106   13,321,363
Net income (loss):
    General Partner         8,850       24,359           (89)      46,422
    Limited Partners      876,164      760,804        (8,740)  (1,348,990)
    Per Limited Part-
      nership Interest      16.59        14.41          (.16)      (25.55)


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                         OFFICERS
     -----                                         --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Equity Partners-XVIII, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Equity Partners-XVIII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests           100 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner own an additional 15 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership set forth as Exhibit 3 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated September 17, 1984 (Registration No. 2-89380) is hereby incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(99) Additional exhibits:

Agreement of Sale and attachment thereto relating to the sale of Belmere Apartments, Hillsborough County, Florida is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the year ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and
Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XVIII
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By: /s/Allan Wood
                             -----------------------------------
                             Allan Wood
                             Executive Vice President, and Chief
                             Accounting and Financial Officer
                             (Principal Accounting and Financial
                             Officer) of Balcor Equity
                             Partners-XVIII, the General Partner

Date: March 27, 1995
      -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ------------------------      -----------------------------  --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-XVIII, the General
 /s/Thomas E. Meador     Partner                             March 27, 1995
- ----------------------                                       --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting Officer and
                         Financial Officer) of Balcor
                         Equity Partners-XVIII, the
    /s/Allan Wood        General Partner                     March 27, 1995
- ----------------------                                       --------------
     Allan Wood

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994

Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Properties-XVIII
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Balcor Equity Properties - XIV, an affiliate, which is the majority joint venturer of the partnership which owned the Belmere Apartments. The Partnership's share of the operating income (loss) of this joint venture included in the accompanying 1994 and 1993 statements of income and expenses was approximately $755,000 (principally due to the gain on sale of the property owned) and ($77,000), respectively. The financial statements of Balcor Equity Properties - XIV were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the aforementioned investment in joint venture, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                           ERNST & YOUNG LLP


Chicago, Illinois
March 1, 1995

                       BALCOR EQUITY PROPERTIES-XVIII
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1994 and 1993



                                    ASSETS
                                                     1994          1993
                                                 ------------  ------------
Cash and cash equivalents                        $ 6,190,971   $ 3,280,330
Escrow deposits                                    2,082,249     1,209,300
Accounts and accrued interest receivable           1,101,624     2,025,732
Prepaid expenses, principally real
  estate taxes                                        58,398       155,208
Deferred expenses, net of accumulated
  amortization of $148,659 in 1994 and
  $80,720 in 1993                                    560,730       298,797
                                                 ------------  ------------
                                                   9,993,972     6,969,367
                                                 ------------  ------------
Investment in real estate, at cost:
  Land                                            10,514,910    10,514,910
  Buildings and improvements                      70,699,599    70,366,316
                                                 ------------  ------------
                                                  81,214,509    80,881,226
  Less accumulated depreciation                   32,293,590    29,357,744
                                                 ------------  ------------
Investment in real estate, net
  of accumulated depreciation                     48,920,919    51,523,482
                                                 ------------  ------------
                                                 $58,914,891   $58,492,849
                                                 ============  ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $   225,336   $   160,191
Due to affiliates                                     67,045        76,057
Accrued liabilities, principally interest
  and real estate taxes                            1,853,632     1,817,900
Security deposits                                    214,196       207,882
Loss in excess of investment in joint
  venture with an affiliate                                        294,132
Mortgage notes payable                            40,078,625    39,289,424
                                                 ------------  ------------
    Total liabilities                             42,438,834    41,845,586

Partners' capital (52,811 Limited Partnership
  Interests issued and outstanding)               16,476,057    16,647,263
                                                 ------------  ------------
                                                 $58,914,891   $58,492,849
                                                 ============  ============

     The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES-XVIII
                    A REAL ESTATE LIMITED PARTNERSHIP
                    (An Illinois Limited Partnership)

                     STATEMENTS OF PARTNERS' CAPITAL
            for the years ended December 31, 1994, 1993 and 1992



                                       Partners' Capital (Deficit) Accounts
                                  -----------------------------------------
                                                    General       Limited
                                      Total         Partner      Partners
                                  -------------  ------------  ------------

Balance at December 31, 1991      $ 18,410,573   $  (225,209)  $18,635,782

Net loss for the year
  ended December 31, 1992           (1,754,481)      (17,545)   (1,736,936)
                                  -------------  ------------  ------------
Balance at December 31, 1992        16,656,092      (242,754)   16,898,846

Net loss for the year
  ended December 31, 1993               (8,829)          (89)       (8,740)
                                  -------------  ------------  ------------
Balance at December 31, 1993        16,647,263      (242,843)   16,890,106

Cash distributions to
  Limited Partners (A)              (1,056,220)                 (1,056,220)

Net income for the year
  ended December 31, 1994              885,014         8,850       876,164
                                  -------------  ------------  ------------
Balance at December 31, 1994      $ 16,476,057   $  (233,993)  $16,710,050
                                  =============  ============  ============



(A) Summary of cash distributions per Interest:

                                       1994          1993          1992
                                   ------------   -----------   -----------

      First Quarter               $       5.00       None          None
      Second Quarter                      5.00       None          None
      Third Quarter                       5.00       None          None
      Fourth Quarter                      5.00       None          None


     The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES-XVIII
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992





                                       1994          1993          1992
                                  -------------  ------------  ------------
Income:
  Rental                          $ 12,672,200   $12,334,913   $11,528,047
  Service                            3,090,448     2,894,136     1,876,640
  Interest on short-term
    investments                        223,412        99,932       130,889
  Participation in income
    of joint venture with an
    affiliate                          754,733
                                  -------------  ------------  ------------
      Total income                  16,740,793    15,328,981    13,535,576
                                  -------------  ------------  ------------

Expenses:
  Interest on mortgage
    notes payable                    3,785,223     3,586,643     3,770,235
  Depreciation                       2,935,846     3,040,277     3,136,186
  Amortization of deferred
    expenses                            67,939        28,958         6,471
  Property operating                 4,435,031     3,987,621     4,243,371
  Maintenance and repairs            1,835,800     1,850,052     1,349,109
  Real estate taxes                  1,400,303     1,597,631     1,705,483
  Property management fees             930,617       730,637       727,220
  Administrative                       465,020       439,444       273,951
  Participation in loss
    of joint venture with an
    affiliate                                         76,547        78,031
                                  -------------  ------------  ------------
      Total expenses                15,855,779    15,337,810    15,290,057
                                  -------------  ------------  ------------
Net income (loss)                 $    885,014   $    (8,829)  $(1,754,481)
                                  =============  ============  ============
Net income (loss) allocated to
  General Partner                 $      8,850   $       (89)  $   (17,545)
                                  =============  ============  ============
Net income (loss) allocated to
  Limited Partners                $    876,164   $    (8,740)  $(1,736,936)
                                  =============  ============  ============
Net income (loss) per Limited
  Partnership Interest (52,811
    issued and outstanding)       $      16.59   $     (0.16)  $    (32.89)
                                  =============  ============  ============

     The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES-XVIII
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1994, 1993 and 1992


                                       1994          1993          1992
                                  -------------  ------------  ------------
Operating activities:
  Net income (loss)               $    885,014   $    (8,829)  $(1,754,481)
  Adjustments to reconcile net
    income (loss) to net
    cash provided by
    operating activities:
      Participation in (income)
        loss of joint venture
        with an affiliate             (754,733)       76,547        78,031
      Depreciation of properties     2,935,846     3,040,277     3,136,186
      Amortization of deferred
        expenses                        67,939        28,958         6,471
      Collection (accrual) of
        recoverable expenses         1,509,618    (1,509,618)
      Net change in:
        Escrow deposits               (141,768)     (908,628)      794,818
        Accounts and accrued
          interest receivable         (103,281)      100,938        69,107
        Prepaid expenses                96,810       230,298      (221,462)
        Accounts payable                65,145      (199,282)     (243,197)
        Due to affiliates               (9,012)        4,187        (3,938)
        Accrued liabilities             35,732      (104,708)     (108,662)
        Security deposits                6,314           675        23,378
                                  -------------  ------------  ------------
  Net cash provided by operating
    activities                       4,593,624       750,815     1,776,251
                                  -------------  ------------  ------------

Investing activities:
  Capital contributions to
    joint venture with an affiliate    (21,628)      (25,117)      (64,741)
  Improvements to properties          (333,283)     (127,696)     (446,636)
                                  -------------  ------------  ------------
  Net cash used in investing
    activities                        (354,911)     (152,813)     (511,377)
                                  -------------  ------------  ------------

Financing activities:
  Distributions to Limited
    Partners                        (1,056,220)
  Repayment of mortgage notes
    payable                        (11,700,000)   (9,001,276)
  Proceeds from refinancing of
    mortgage notes payable          13,000,000     9,300,000
  Payment of deferred expenses        (329,872)     (269,517)
  Release of capital improvement
    escrow                             172,331
  Funding of capital improvement
    escrow                            (903,512)
  Principal payments on
    mortgage notes payable            (510,799)     (425,267)     (445,153)
                                  -------------  ------------   -----------
  Net cash used in financing
    activities                      (1,328,072)     (396,060)     (445,153)
                                  -------------  ------------   -----------

Net change in cash and cash
  equivalents                        2,910,641       201,942       819,721
Cash and cash equivalents at
  beginning of year                  3,280,330     3,078,388     2,258,667
                                  -------------  ------------  ------------
Cash and cash equivalents at
  end of year                     $  6,190,971   $ 3,280,330   $ 3,078,388
                                  =============  ============  ============


     The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----
               Buildings and improvements            18-30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of refinancing fees which are amortized over the terms of the respective agreements.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership loss or income in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(e) A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results.

2. Partnership Agreement:

The Partnership was organized in January 1984. The Partnership Agreement provides for Balcor Equity Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 52,811 of which were sold on or prior to July 31, 1985, the termination date of the offering.

All profits and losses of the Partnership are allocated 99% to the capital accounts of the Limited Partners and 1% to the capital account of the General Partner.

When and as cash distributions are made, 100% of the Net Cash Receipts will be distributed to holders of Interests. The General Partner will not receive any portion of Net Cash Receipts; however, there will be accrued for the benefit of the General Partner an amount equal to 1% of Net Cash Receipts distributed to holders of Interests, which will be paid only out of Net Cash Proceeds as a part of the General Partner's distributive share on sale or refinancing of properties.

When the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom which are available for distribution will be distributed only to holders of Limited Partnership Interests until such time as they have received an amount equal to their Original Capital plus a 6% per annum, non-compounded, return. The remaining Net Cash Proceeds available for distribution will be distributed 85% to holders of Limited Partnership Interests and 15% to the General Partner, provided that the General Partner's distributive share shall be further subordinated to the prior receipt by Limited Partners of a Preferential Cumulative Distribution of their Original Capital in the amount of 100% for Interests purchased prior to January 1, 1985 and 80% for Interests purchased thereafter.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                    Carrying    Carrying  Current  Final
Property           Amount of    Amount of Inter-  Matur-  Periodic   Estimated
Pledged as          Notes at    Notes at    est     ity    Payment    Balloon
Collateral          12/31/94    12/31/93   Rate    Date     Terms     Payment
- --------------    -----------  -----------------  ------  --------  ----------
Apartment Complexes:
Canyon Point (A)  $ 5,193,774 $ 5,234,165  8.59%   1998  $ 40,703   $ 5,022,000
Mallard Cove (B)    4,007,623   4,036,503  9.01    2000    32,616     3,797,000
 (formerly
  Hidden Lakes)
Knollwood
 Village (C)       12,961,273  11,700,000  9.55    2004   109,786    11,737,000

Office Building:
101 Marietta
 Tower             17,915,955  18,318,756  10.00   2001   554,971    13,899,000
                  ----------- -----------

                  $40,078,625 $39,289,424
                  =========== ===========



(A) In July 1993, this loan was refinanced. The interest rate decreased from 10.00% to 8.59%, the maturity date was extended to August 1998 and the monthly payments decreased from $53,723 to $40,703. Partnership cash reserves and proceeds from the new $5,250,000 first mortgage loan were used to repay the existing first mortgage loan of $6,137,525.

(B) In June 1993, this loan was refinanced. The interest rate decreased from 12.75% to 9.01%, the maturity date was extended from December 1995 to July 2000 and the monthly payments decreased from $33,280 to $32,616. A portion of the proceeds from the new $4,050,000 first mortgage loan were used to repay the existing first mortgage loan of $2,863,751.

(C) In June 1994, this loan was refinanced. The interest rate increased from 9.00% to 9.55%, the maturity date was extended from December 1994 to July 2004 and the monthly payments increased from $87,750 to $109,786. A portion of the proceeds from the new $13,000,000 first mortgage loan were used to repay the existing first mortgage loan of $11,700,000.

During 1994, 1993 and 1992 the Partnership incurred interest expense on mortgage notes payable of $3,785,223, $3,586,643 and $3,770,235 and paid interest expense of $3,968,746, $3,949,717 and $3,894,845, respectively.

The Partnership loans described above require current monthly payments of principal and interest, except for the 101 Marietta loan which requires quarterly payments of principal and interest.

Real estate with an aggregate carrying value of $81,214,509 at December 31, 1994 was pledged as collateral for repayment of the mortgage notes.

Maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                         1995           $  603,000
                         1996              665,000
                         1997              732,000
                         1998            5,800,000
                         1999              827,000


4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 3% to 6% of gross operating receipts.

5. Investment in Joint Venture with an Affiliate:

The Partnership owned a 25.6% joint venture interest in Belmere Apartments and accounted for it under the equity method. In December 1994, the joint venture sold the property for a sales price of $8,500,000. From the sales proceeds, the joint venture repaid the first mortgage loan and other selling costs and received approximately $1,755,000. In February 1995, the Partnership received a distribution of $482,229 which represents its share of sales proceeds and fourth quarter property operations. This amount is included in accounts receivable in the financial statements at December 31,1994. The Partnership's share of the gain on the sale is $949,032 and is included in "Participation in income of joint venture with an affiliate" and is partially offset by the Partnership's share of operating losses through the sale date. During 1994, 1993 and 1992, the Partnership made capital contributions of $21,628, $25,117 and $64,741, respectively to the joint venture.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $99,851 more than the tax income of the Partnership for the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $842,028    None $732,228 $58,502 $726,136 $60,093
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             61,056  22,549   46,147   3,819   48,797   3,779
    Data processing        30,712   5,868   20,772   4,578   22,349   1,832
    Investor communica-
      tions                18,801   5,524   18,181   1,505   10,273     795
    Legal                  12,405   6,419   12,347   1,022   12,841     995
    Portfolio management   93,124   9,612   66,900   5,626   44,945   3,481
    Other                  12,405  17,073   12,142   1,005   11,557     895

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $118,333, $80,847 and $74,351 for 1994, 1993 and 1992, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

8. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) for the 101 Marietta Tower office building based on operating leases held at December 31, 1994 are approximately as follows:

                         1995         $  6,101,000
                         1996            5,638,000
                         1997            5,497,000
                         1998              543,000
                         1999              388,000
                         Thereafter        528,000
                                      ------------
                                      $ 18,695,000
                                      ============

The Partnership is subject to the usual business risks regarding the collection of the above-mentioned rentals.

Approximately 83% of the space at the 101 Marietta Tower office complex is leased to the General Service Administration ("GSA"), and 47%, 48% and 45% of the Partnership's total rental and service income recognized during 1994, 1993 and 1992, respectively, relates to GSA. In August 1992, GSA exercised its option under the existing lease to extend its lease for an additional five years through December 1997.

9.   Subsequent Event:

In January 1995, the Partnership paid a distribution of $264,055 ($5.00 per Interest) to Limited Partners relating to the fourth quarter of 1994.

                                     BALCOR EQUITY PROPERTIES-XVIII
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (b)           (c)
- ---------------------          -------  -------- ------------ ----------  ---------    -----------
Canyon Point Apts.,
  214-units in
  San Antonio, TX                (a)  $  800,000  $ 8,134,000  $ 135,362   $  9,850    $(249,068)

Mallard Cove Apts.,
  211-units in
  Greenville, SC                 (a)     600,000    7,952,550                28,719

Knollwood Village Apts.,
  648-units in Grand
  Blanc, MI                      (a)   1,285,210   19,485,000    333,041     34,626

101 Marietta Tower,
  579,823-sq. ft. ofc.
  bldg. in Atlanta, GA           (a)   7,840,000   32,095,745  2,692,986     36,488
                                     -----------  ----------- ----------   --------    ---------

    Total                            $10,525,210  $67,667,295 $3,161,389   $109,683    $(249,068)
                                     ===========  =========== ==========   ========    =========

                                     BALCOR EQUITY PROPERTIES-XVIII
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)

       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                           -------------------------------                                  ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
- -------------------       --------  ----------   ----------   ---------   --------- ----- --------------
Canyon Point Apts.,
  214-units in
  San Antonio, TX      $   778,460 $ 8,051,684  $ 8,830,144 $ 3,196,406     1984    1984        (f)

Mallard Cove Apts.,
  211-units in
  Greenville, SC           602,011   7,979,258    8,581,269   3,039,451     1983    1985        (f)

Knollwood Village Apts.
  648-units in Grand
  Blanc, MI              1,287,287  19,850,590   21,137,877  11,318,019      (g)    1984        (f)

101 Marietta Tower,
  579,823-sq. ft. ofc.
  bldg. in Atlanta, GA   7,847,152  34,818,067   42,665,219  14,739,714     1974    1984        (f)
                       ----------- -----------  ----------- -----------

    Total              $10,514,910 $70,699,599  $81,214,509 $32,293,590
                       =========== ===========  =========== ===========

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See description of Mortgage Notes Payable in Note 3 of Notes to Financial Statements.

(b) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(c) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(d) The aggregate cost of land for Federal income tax purposes is $10,537,326 and the aggregate cost of buildings and improvements for Federal income tax purposes is $71,288,800. The total of the above-mentioned is $81,826,126.

(e)                      Reconciliation of Real Estate
                         -----------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning
       of year                      $80,881,226  $80,753,530  $80,306,894

     Additions during the year:
       Improvements                     333,283      127,696      446,636
                                    -----------  -----------  -----------

     Balance at end of year         $81,214,509  $80,881,226  $80,753,530
                                   ============  ===========  ===========


                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    -----------  -----------  -----------
     Balance at beginning of year   $29,357,744  $26,317,467  $23,181,281

     Depreciation expense for
       the year                       2,935,846    3,040,277    3,136,186
                                   ------------  -----------  -----------

     Balance at end of year         $32,293,590  $29,357,744  $26,317,467
                                   ============  ===========  ===========

(f) Depreciation expense is computed based upon the following estimated useful lives:


                                                     Years
                                                     -----
               Buildings and improvements            18-30
               Furniture and fixtures                  5

(g) This apartment complex was completed in three phases from 1970 through 1973.