Form 10-Q
period 1995-03-31
BALCOR EQUITY PROPERTIES XVIII
filed 1995-05-12
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-13357
                       -------

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Illinois                                      36-3274349
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
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

                                  BALANCE SHEETS
                       March 31, 1995 and December 31, 1994
                                    (Unaudited)

                                     ASSETS
                                                  1995           1994
                                             -------------- --------------
Cash and cash equivalents                    $   7,384,835  $   6,190,971
Escrow deposits                                  2,245,339      2,082,249
Accounts and accrued
  interest receivable                              692,552      1,160,022
Deferred expenses, net of accumulated
  amortization of $169,767 in 1995 and
  $148,659 in 1994                                 539,622        560,730
                                             -------------- --------------
                                                10,862,348      9,993,972
                                             -------------- --------------
Investment in real estate, at cost:
  Land                                          10,514,910     10,514,910
  Buildings and improvements                    70,699,599     70,699,599
                                             -------------- --------------
                                                81,214,509     81,214,509
  Less accumulated depreciation                 33,030,065     32,293,590
                                             -------------- --------------
Investment in real estate, net
  of accumulated depreciation                   48,184,444     48,920,919
                                             -------------- --------------
                                             $  59,046,792  $  58,914,891
                                             ============== ==============

                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $     219,650  $     225,336
Due to affiliates                                   94,682         67,045
Accrued liabilities, principally
  interest and real estate taxes                 1,595,273      1,853,632
Security deposits                                  212,934        214,196
Mortgage notes payable                          39,933,204     40,078,625
                                             -------------- --------------
    Total liabilities                           42,055,743     42,438,834

Partners' capital (52,811 Limited
  Partnership Interests
  issued and outstanding)                       16,991,049     16,476,057
                                             -------------- --------------
                                             $  59,046,792  $  58,914,891
                                             ============== ==============

     The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XVIII
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Income:
  Rental                                     $   3,205,428  $   3,055,401
  Service                                          674,801        791,078
  Interest on short-term investments               108,533         24,529
  Other income                                     206,159
                                             -------------- --------------
      Total income                               4,194,921      3,871,008
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable               919,382        881,823
  Depreciation                                     736,475        731,448
  Amortization of deferred expenses                 21,108         12,861
  Property operating                             1,115,765      1,366,286
  Real estate taxes                                340,138        394,844
  Property management fees                         195,281        176,963
  Administrative                                    87,725        129,157
  Participation in loss of joint
    venture with an affiliate                                      23,807
                                             -------------- --------------
      Total expenses                             3,415,874      3,717,189
                                             -------------- --------------
Net income                                   $     779,047  $     153,819
                                             ============== ==============
Net income allocated to General
  Partner                                    $       7,790  $       1,538
                                             ============== ==============
Net income allocated to Limited
  Partners                                   $     771,257  $     152,281
                                             ============== ==============
Net income per Limited Partnership
  Interest (52,811 issued
  and outstanding)                           $       14.60  $        2.88
                                             ============== ==============

Distribution to Limited Partners             $     264,055  $     264,055
                                             ============== ==============
Distribution per Limited Partnership
  Interest (52,811 issued
  and outstanding)                           $        5.00  $        5.00
                                             ============== ==============

     The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XVIII
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Operating activities:
  Net income                                 $     779,047  $     153,819
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Participation in loss of joint
        venture with an affiliate                                  23,807
      Depreciation of properties                   736,475        731,448
      Amortization of deferred expenses             21,108         12,861
      Net change in:
        Escrow deposits                           (163,090)        93,951
        Accounts and accrued interest
          receivable                               (14,759)      (585,533)
        Accounts payable                            (5,686)      (160,191)
        Due to affiliates                           27,637         65,812
        Accrued liabilities                       (258,359)       (40,720)
        Security deposits                           (1,262)        (5,499)
                                             -------------- --------------
  Net cash provided by
    operating activities                         1,121,111        289,755
                                             -------------- --------------
Investing activities:
  Distribution from joint venture
    with an affiliate                              482,229
  Improvements to properties                                      (99,003)
                                             -------------- --------------
  Net cash provided by (used in)
    investing activities                           482,229        (99,003)
                                             -------------- --------------
Financing activities:
  Distribution to Limited Partners                (264,055)      (264,055)
  Principal payments on
    mortgage notes payable                        (145,421)      (113,757)
                                             -------------- --------------
  Net cash used in financing activities           (409,476)      (377,812)
                                             -------------- --------------
Net change in cash and cash equivalents          1,193,864       (187,060)
Cash and cash equivalents at beginning
  of period                                      6,190,971      3,280,330
                                             -------------- --------------
Cash and cash equivalents
  at end of period                           $   7,384,835  $   3,093,270
                                             ============== ==============

     The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $919,382 and $881,823 and paid interest expense of $958,866 and $924,423, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     -----------  --------

    Reimbursement of expenses to
      the General Partner, at cost         None   $94,682

4. Subsequent Event:

In April 1995, the Partnership made a distribution of $264,055 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Net Cash Receipts for the first quarter of 1995.

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property, which was sold in 1994. The Partnership continues to operate four properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

Due primarily to the receipt in 1995 of a refund of 1993 real estate taxes relating to the 101 Marietta Tower office complex, as well as decreased property operating expenses at two of the Partnership's properties, the Partnership recognized an increase in net income for the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Higher rental and occupancy rates at the Knollwood Village Apartments resulted in an increase in rental income and property management fees for the quarter ended March 31, 1995 as compared to same period in 1994.

A lower property assessment at the 101 Marietta Tower office complex, retroactive to the 1993 tax year, has reduced recoverable expenses. This reduction in real estate taxes has resulted in a decrease in service income during the quarter ended March 31, 1995 when compared to the same period in 1994. The lower property assessment resulted in a refund of 1993 real estate taxes which was received during 1995, which was recognized as other income in the quarter ended March 31, 1995.

Due to higher cash balances and interest rates, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

As a result of lower tenant-related repairs and maintenance expenses and leasing costs at the 101 Marietta Tower office complex in 1995 and due to an exterior painting project at Canyon Point Apartments completed in 1994, property operating expense decreased for the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to decreases in portfolio management and accounting fees, administrative expenses decreased during the quarter ended March 31, 1995 when compared to the same period in 1994.

Belmere Apartments, in which the Partnership held a minority joint venture interest, was sold during December 1994. The Partnership recognized a participation in loss of joint venture with an affiliate for the quarter ended March 31, 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of March 31, 1995 when compared to December 31, 1994. The cash flow provided by operating activities was generated primarily from the Partnership's properties and interest earned on short-term investments, and was partially offset by the payment of administrative expenses. Cash provided by investing activities consisted of the final distribution from a joint venture with an affiliate representing the Partnership's share of sales proceeds and property operations at the Belmere Apartments. Cash used in financing activities consisted of principal payments on the Partnership's mortgage notes payable and distributions to Limited Partners.

During the quarters ended March 31, 1995 and 1994, all four of the Partnership's properties generated positive cash flow. While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at improving property operating performance and seeks rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 82% to 99%, while the occupancy rate at the 101 Marietta Tower office complex was 99%. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of its remaining properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. Therefore, the Partnership will continue to own its remaining properties for longer than the holding period for the assets originally described in the prospectus.

Approximately 83% of the space at the 101 Marietta Tower office complex is leased to the General Service Administration ("GSA") and 56% of the Partnership's total rental and service income recognized during the first three months of 1995 relates to GSA. In August 1992, GSA exercised an option under the existing lease to extend its lease for an additional five years through December 1997. The Federal government has approved construction of a new office building in Atlanta. This project is under construction and is scheduled to be completed in late 1996. Current plans call for various Federal agencies (including GSA) to be relocated from their current offices into the new project. If completed on time, it is likely that GSA would vacate all or most of its space by the end of its lease term in 1997 and the Partnership would have the responsibility to lease this space. The Partnership is reviewing its alternatives with respect to releasing or selling the property.

In April 1995, the Partnership paid $264,055 ($5.00 per Interest) representing the quarterly distribution to Limited Partners for the first quarter of 1995. The level of this distribution is consistent with that of the prior quarter. Including the April 1995 distribution, investors have received distributions of Net Cash Receipts totaling $105.50 and Net Cash Proceeds totaling $14.50 per $1,000 Interest, as well as certain tax benefits. Continued distributions will depend on the level of cash flow generated by the Partnership's properties and proceeds from future property sales, as to all of which there can be no assurances.

In December 1994, the joint venture in which the Partnership owned a 25.6% interest sold the Belmere Apartments for a sale price of $8,500,000. From the sale proceeds, the joint venture repaid the first mortgage loan and other costs and received approximately $1,755,000. In February 1995, the Partnership received a distribution of $482,229 which represents its share of sales proceeds and fourth quarter property operations. This amount was included in accounts receivable in the financial statements at December 31, 1994.

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

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                      By: /s/Brian Parker
                          ----------------------------------
                          Brian Parker
                          Senior Vice President, and
                          Chief Financial Officer
                          (Principal Accountant and Financial
                          Officer) of Balcor Equity Partners -
                          XVIII, the General Partner



Date: May 12, 1995
      ---------------------