Form 10-Q
period 1995-06-30
BALCOR EQUITY PROPERTIES XVIII
filed 1995-08-10
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

 (Mark One)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
      EXCHANGE ACT OF 1934.

 For the quarterly period ended June 30, 1995
                                -------------
                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
      EXCHANGE ACT OF 1934.

 For the transition period from              to
                                ------------    ------------

 Commission file number 0-13357
                        -------

                       BALCOR EQUITY PROPERTIES-XVIII
                      A REAL ESTATE LIMITED PARTNERSHIP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Illinois                                      36-3274349
 -------------------------------                     -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 2355 Waukegan Rd., Bannockburn, Illinois                   60015
 ----------------------------------------            -------------------
 (Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code (708) 267-1600
                                                    --------------

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

                                 BALANCE SHEETS
                       June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                 1995            1994
                                            --------------- ---------------
 Cash and cash equivalents                  $    8,182,956  $    6,190,971
 Escrow deposits                                 2,445,666       2,082,249
 Accounts and accrued
   interest receivable                             808,621       1,101,624
 Prepaid expenses                                  231,759          58,398
 Deferred expenses, net of accumulated
   amortization of $190,875 in 1995
   and $148,659 in 1994                            518,514         560,730
                                            --------------- ---------------
                                                12,187,516       9,993,972
                                            --------------- ---------------
 Investment in real estate, at cost:
   Land                                         10,514,910      10,514,910
   Buildings and improvements                   70,699,599      70,699,599
                                            --------------- ---------------
                                                81,214,509      81,214,509
   Less accumulated depreciation                33,766,541      32,293,590
                                            --------------- ---------------
 Investment in real estate, net
   of accumulated depreciation                  47,447,968      48,920,919
                                            --------------- ---------------
                                            $   59,635,484  $   58,914,891
                                            =============== ===============

                        LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                           $      223,133  $      225,336
 Due to affiliates                                   7,566          67,045
 Accrued liabilities, principally
   interest and real estate taxes                1,997,467       1,853,632
 Security deposits                                 221,208         214,196
 Mortgage notes payable                         39,784,220      40,078,625
                                            --------------- ---------------
     Total liabilities                          42,233,594      42,438,834

 Partners' capital (52,811
   Limited Partnership Interests
   issued and outstanding)                      17,401,890      16,476,057
                                            --------------- ---------------
                                            $   59,635,484  $   58,914,891
                                            =============== ===============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                            --------------- ---------------
 Income:
   Rental                                   $    6,420,669  $    6,157,271
   Service                                       1,616,550       1,721,194
   Interest on short-term investments              213,581          62,106
   Other income                                    227,155
                                            --------------- ---------------
       Total income                              8,477,955       7,940,571
                                            --------------- ---------------
 Expenses:
   Interest on mortgage notes payable            1,834,680       1,941,476
   Depreciation                                  1,472,951       1,462,896
   Amortization of deferred expenses                42,216          25,722
   Property operating                            2,370,545       2,661,731
   Real estate taxes                               680,080         789,688
   Property management fees                        405,080         466,100
   Administrative                                  218,460         245,278
   Participation in loss of joint
     venture with an affiliate                                      36,386
                                            --------------- ---------------
       Total expenses                            7,024,012       7,629,277
                                            --------------- ---------------
 Net income                                 $    1,453,943  $      311,294
                                            =============== ===============
 Net income allocated to
   General Partner                          $       14,539  $        3,113
                                            =============== ===============
 Net income allocated to
   Limited Partners                         $    1,439,404  $      308,181
                                            =============== ===============
 Net income per Limited
   Partnership Interest (52,811
   issued and outstanding)                  $        27.26  $         5.84
                                            =============== ===============

 Distributions to Limited Partners          $      528,110  $      528,110
                                            =============== ===============
 Distributions per Limited
   Partnership Interest (52,811
   issued and outstanding)                  $        10.00  $        10.00
                                            =============== ===============


   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                            --------------- ---------------
 Income:
   Rental                                   $    3,215,241  $    3,101,870
   Service                                         941,749         930,116
   Interest on short-term investments              105,048          37,577
   Other income                                     20,996
                                            --------------- ---------------
       Total income                              4,283,034       4,069,563
                                            --------------- ---------------

 Expenses:
   Interest on mortgage notes payable              915,298       1,059,653
   Depreciation                                    736,476         731,448
   Amortization of deferred expenses                21,108          12,861
   Property operating                            1,254,780       1,295,445
   Real estate taxes                               339,942         394,844
   Property management fees                        209,799         289,137
   Administrative                                  130,735         116,121
   Participation in loss of joint
     venture with an affiliate                                      12,579
                                            --------------- ---------------
       Total expenses                            3,608,138       3,912,088
                                            --------------- ---------------
 Net income                                 $      674,896  $      157,475
                                            =============== ===============
 Net income allocated to
   General Partner                          $        6,749  $        1,575
                                            =============== ===============
 Net income allocated to
   Limited Partners                         $      668,147  $      155,900
                                            =============== ===============
 Net income per Limited
   Partnership Interest (52,811
   issued and outstanding)                  $        12.66  $         2.96
                                            =============== ===============

 Distribution to Limited Partners           $      264,055  $      264,055
                                            =============== ===============
 Distribution per Limited
   Partnership Interest (52,811
   issued and outstanding)                  $         5.00  $         5.00
                                            =============== ===============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                            --------------- ---------------
 Operating activities:
   Net income                               $    1,453,943  $      311,294
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Participation in loss of joint
         venture with an affiliate                                  36,386
       Depreciation of properties                1,472,951       1,462,896
       Amortization of deferred expenses            42,216          25,722
       Net change in:
         Escrow deposits                          (363,417)        (44,357)
         Accounts and accrued interest
           receivable                             (189,226)        429,124
         Prepaid expenses                         (173,361)         11,997
         Accounts payable                           (2,203)       (127,691)
         Due to affiliates                         (59,479)        125,717
         Accrued liabilities                       143,835         182,755
         Security deposits                           7,012           4,668
                                            --------------- ---------------
   Net cash provided by
     operating activities                        2,332,271       2,418,511
                                            --------------- ---------------
 Investing activities:
   Distribution from joint venture
     with an affiliate                             482,229
   Capital contribution to joint
     venture with an affiliate                                     (15,658)
   Improvements to properties                                     (132,663)
                                            --------------- ---------------
   Net cash provided by (used in)
     investing activities                          482,229        (148,321)
                                            --------------- ---------------




   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)



                                                  1995            1994
                                            --------------- ---------------
 Financing activities:
   Distributions to Limited Partners              (528,110)       (528,110)
   Repayment of mortgage note payable                          (11,700,000)
   Proceeds from refinancing of
     mortgage note payable                                      13,000,000
   Payment of deferred expenses                                   (401,372)
   Funding of capital improvement escrow                          (903,512)
   Principal payments on
     mortgage notes payable                       (294,405)       (230,307)
                                            --------------- ---------------
   Net cash used in
     financing activities                         (822,515)       (763,301)
                                            --------------- ---------------
 Net change in cash
   and cash equivalents                          1,991,985       1,506,889
 Cash and cash equivalents at
   beginning of period                           6,190,971       3,280,330
                                            --------------- ---------------
 Cash and cash equivalents at
   end of period                            $    8,182,956  $    4,787,219
                                            =============== ===============







   The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES-XVIII
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policy:

 In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

 2. Interest Expense:

 During the six months and quarter ended June 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $1,834,680 and $1,941,476 and paid interest expense of $1,914,168 and $2,040,666, respectively.

 3. Transactions with Affiliates:

 Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                      ---------------------
                                      Six Months   Quarter     Payable
                                      -----------  --------    ---------
    Reimbursement of expenses to
      the General Partner, at cost:     $134,685  $134,685       $7,566


 4. Subsequent Event:

 In July 1995, the Partnership made a distribution of $264,055 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Net Cash Receipts for the second quarter of 1995.

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

 Operations
 ----------

 Summary of Operations
 ---------------------

 Improved operations at three of the Partnership's properties, as well as the receipt in 1995 of a refund of a portion of the 1993 real estate taxes relating to the 101 Marietta Tower office complex, resulted in an increase in net income for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

 1995 Compared to 1994
 ---------------------

 Higher rental and occupancy rates at the Knollwood Village Apartments resulted in an increase in rental income for the six months and quarter ended June 30, 1995 as compared to same periods in 1994.

 A lower property assessment at the 101 Marietta Tower office complex, retroactive to the 1993 tax year, has reduced real estate tax expense and recoverable expenses. This reduction in real estate taxes has resulted in a decrease in service income during the six months ended June 30, 1995 when compared to the same period in 1994. The lower property assessment resulted in a refund of 1993 real estate taxes which was received in two installments during the first and second quarters of 1995, and was recognized as other income in the six months and quarter ended June 30, 1995.

 Due to higher cash balances and interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

 During June 1994 the Knollwood Village mortgage loan was refinanced. The Partnership incurred a prepayment penalty in connection with retiring the prior mortgage loan which was recorded as interest expense. As a result, interest on mortgage notes payable decreased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

 As a result of lower tenant-related repairs and maintenance expenses and leasing costs at the 101 Marietta Tower office complex in 1995, and due to an exterior painting project at Canyon Point Apartments completed in 1994, property operating expense decreased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

 A recalculation of the recoverable expenses as required by the terms of the General Service Administration ("GSA") lease at the 101 Marietta Tower office complex was made in late 1993. Additional income related to this recalculation was received in the second quarter of 1994, resulting in additional management fees. This caused a decrease in property management fees during the six months and quarter ended June 30, 1995 when compared to the same periods in 1994.

 Due to lower portfolio management fees, administrative expenses decreased during the six months ended June 30, 1995 when compared to the same period in 1994. Due to increased legal fees, administrative expenses increased during the quarter ended June 30, 1995 when compared to the same period in 1994.

 Belmere Apartments, in which the Partnership held a minority joint venture interest, was sold during December 1994. The Partnership recognized a participation in loss of joint venture with an affiliate for the six months and quarter ended June 30, 1994 with regard to this property.

 Liquidity and Capital Resources
 -------------------------------

 The cash position of the Partnership increased as of June 30, 1995 when compared to December 31, 1994. The cash flow provided by operating activities was generated primarily from the Partnership's properties and interest earned on short-term investments, and was partially offset by the payment of administrative expenses. Cash provided by investing activities consisted of the final distribution from a joint venture with an affiliate representing the Partnership's share of sales proceeds and property operations at the Belmere Apartments. Cash used in financing activities consisted of principal payments on the Partnership's mortgage notes payable and distributions to Limited Partners.

 During the six months ended June 30, 1995 and 1994, all four of the Partnership's properties generated positive cash flow. While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at improving property operating performance and seeks rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 93% to 100%, while the occupancy rate at the 101 Marietta Tower office complex was 99%. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of its remaining properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. Therefore, the Partnership will continue to own its remaining properties for longer than the holding period for the assets originally described in the prospectus.

 Approximately 83% of the space at the 101 Marietta Tower office complex is leased to the General Service Administration ("GSA"), which will expire in December 1997 and 58% of the Partnership's total rental and service income recognized during the first six months of 1995 relates to GSA. At the current time, the Partnership has commenced discussion with prospective buyers for the sale of the 101 Marietta Tower. The sale is subject to many factors and therefore may not be completed. However, if the sale is completed, the Partnership expects to distribute the net proceeds from the sale to the Limited Partners in late 1995 or early 1996.

 In July 1995, the Partnership paid $264,055 ($5.00 per Interest) representing the quarterly distribution to Limited Partners for the second quarter of 1995. The level of this distribution is consistent with that of the prior quarter. Including the July 1995 distribution, investors have received distributions of Net Cash Receipts totaling $110.50 and Net Cash Proceeds totaling $14.50 per $1,000 Interest, as well as certain tax benefits. Continued distributions will depend on the level of cash flow generated by the Partnership's properties and proceeds from future property sales, as to all of which there can be no assurances.

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

                       BALCOR EQUITY PROPERTIES-XVIII
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                         PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------

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

 (27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

 (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                      By: /s/Brian D. Parker
                          ----------------------------------
                          Brian D. Parker
                          Senior Vice President, and
                          Chief Financial Officer
                          (Principal Accountant and Financial
                          Officer) of Balcor Equity Partners -
                          XVIII, the General Partner



 Date:  August 10, 1995
       ---------------------