Form 10-Q
period 1995-09-30
BALCOR EQUITY PROPERTIES XVIII
filed 1995-11-14
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

Balcor Plaza
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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                   1995           1994
                                              ------------- --------------
Cash and cash equivalents                     $  9,306,518  $   6,190,971
Escrow deposits                                  2,055,525      2,082,249
Accounts and accrued interest receivable           829,174      1,101,624
Prepaid expenses                                   221,786         58,398
Deferred expenses, net of accumulated
  amortization of $211,983 in 1995
  and $148,659 in 1994                             497,406        560,730
                                              ------------- --------------
                                                12,910,409      9,993,972
                                              ------------- --------------
Investment in real estate, at cost:
  Land                                          10,514,910     10,514,910
  Buildings and improvements                    70,699,599     70,699,599
                                              ------------- --------------
                                                81,214,509     81,214,509
  Less accumulated depreciation                 34,503,015     32,293,590
                                              ------------- --------------
Investment in real estate, net of
  accumulated depreciation                      46,711,494     48,920,919
                                              ------------- --------------
                                              $ 59,621,903  $  58,914,891
                                              ============= ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    201,359  $     225,336
Due to affiliates                                   20,234         67,045
Accrued liabilities, principaly interest
  and real estate taxes                          2,157,934      1,853,632
Security deposits                                  218,409        214,196
Mortgage notes payable                          39,631,585     40,078,625
                                              ------------- --------------
     Total liabilities                          42,229,521     42,438,834

Partners' capital (52,811 Limited Partnership
  Interests issued and outstanding)             17,392,382     16,476,057
                                              ------------- --------------
                                              $ 59,621,903  $  58,914,891
                                              ============= ==============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              ------------- --------------
Income:
  Rental                                      $  9,690,486  $   9,424,095
  Service                                        2,444,518      2,274,374
  Interest on short-term investments               350,328        126,970
  Other income                                     227,155
                                              ------------- --------------
    Total income                                12,712,487     11,825,439
                                              ------------- --------------
Expenses:
  Interest on mortgage notes payable             2,740,534      2,864,958
  Depreciation                                   2,209,425      2,194,344
  Amortization of deferred expenses                 63,324         48,617
  Property operating                             4,040,421      4,281,357
  Real estate taxes                              1,039,850      1,002,489
  Property management fees                         604,034        713,901
  Administrative                                   306,409        360,567
  Participation in loss of joint venture
    with an affiliate                                              53,979
                                              ------------- --------------
    Total expenses                              11,003,997     11,520,212
                                              ------------- --------------
Net income                                    $  1,708,490  $     305,227
                                              ============= ==============
Net income allocated to General Partner       $     17,085  $       3,052
                                              ============= ==============
Net income allocated to Limited Partners      $  1,691,405  $     302,175
                                              ============= ==============
Net income per Limited Partnership Interest
  (52,811 issued and outstanding)             $      32.03  $        5.72
                                              ============= ==============
Distributions to Limited Partners             $    792,165  $     792,165
                                              ============= ==============
Distributions per Limited Partnership
  Interests (52,811 issued and outstanding)   $      15.00  $       15.00
                                              ============= ==============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              ------------- --------------
Income:
  Rental                                      $  3,269,817  $   3,266,824
  Service                                          827,968        553,180
  Interest on short-term investments               136,747         64,864
                                              ------------- --------------
    Total income                                 4,234,532      3,884,868
                                              ------------- --------------
Expenses:
  Interest on mortgage notes payable               905,854        923,482
  Depreciation                                     736,474        731,448
  Amortization of deferred expenses                 21,108         22,895
  Property operating                             1,669,876      1,619,626
  Real estate taxes                                359,770        212,801
  Property management fees                         198,954        247,801
  Administrative                                    87,949        115,289
  Participation in loss of joint
    venture with an affiliate                                      17,593
                                              ------------- --------------
    Total expenses                               3,979,985      3,890,935
                                              ------------- --------------
Net income (loss)                             $    254,547  $      (6,067)
                                              ============= ==============
Net income (loss) allocated to General Partner$      2,546  $         (61)
                                              ============= ==============
Net income (loss) allocated
  to Limited Partners                         $    252,001  $      (6,006)
                                              ============= ==============
Net income (loss) per Limited Partnership
  Interest (52,811 issued and outstanding)    $       4.77  $       (0.12)
                                              ============= ==============
Distribution to Limited Partners              $    264,055  $     264,055
                                              ============= ==============
Distribution per Limited Partnership Interest
  (52,811 issued and outstanding)             $       5.00  $        5.00
                                              ============= ==============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              ------------- --------------
Operating activities:
  Net income                                  $  1,708,490  $     305,227
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Partcipation in loss
      of joint venure with affiliate                               53,979
    Depreciation of properties                   2,209,425      2,194,344
    Amortization of deferred expenses               63,324         48,617
    Collection of recoverable expenses                          1,509,618
    Net change in:
      Escrow deposits                               26,724        102,898
      Accounts and accrued interest receivable    (209,779)      (131,019)
      Prepaid expenses                            (163,388)       (42,181)
      Accounts payable                             (23,977)      (144,191)
      Due to affiliates                            (46,811)        82,933
      Accrued liabilities                          304,302       (210,991)
      Security deposits                              4,213          3,286
                                              ------------- --------------
  Net cash provided by operating activities      3,872,523      3,772,520
                                              ------------- --------------
Investing activities:
  Capital contributions to joint
    venture with affiliate                                        (16,105)
  Distribution from joint venture
    with affiliate                                 482,229
  Improvements to properties                                     (253,703)
                                              ------------- --------------
  Net cash provided by (used in)
    investing activities                           482,229       (269,808)
                                              ------------- --------------
Financing activities:
  Distributions to Limited Partners               (792,165)      (792,165)
  Repayment of mortgage note payable                          (11,700,000)
  Proceeds from refinancing of mortgage
    note payable                                               13,000,000
  Payment of deferred expenses                                   (401,372)
  Release of capital improvement escrow                            79,898
  Funding of capital improvement escrows                         (903,512)
  Principal payments on mortgage notes payable    (447,040)      (368,856)
                                              ------------- --------------
  Net cash used in financing activities         (1,239,205)    (1,086,007)
                                              ------------- --------------
Net change in cash and cash equivalents          3,115,547      2,416,705
Cash and cash equivalents at
  beginning of period                            6,190,971      3,280,330
                                              ------------- --------------
Cash and cash equivalents at end of period    $  9,306,518  $   5,697,035
                                              ============= ==============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $2,740,534 and $2,864,958 and paid interest expense of $2,865,819 and $3,006,404, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                             Paid
                                    -----------------------
                                     Nine Months   Quarter    Payable
                                    ------------   ---------  --------
   Reimbursement of expenses to
     the General Partner, at cost:     $153,237     $18,552    $20,234

4. Subsequent Event:

In October 1995, the Partnership made a distribution of $264,055 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Net Cash Receipts for the third quarter of 1995.

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

Operations
----------

Summary of Operations
---------------------

Improved operations at two of the Partnership's properties resulted in an increase in net income for the nine months ended September 30, 1995 as compared to the same period in 1994. An increase in service income at the 101 Marietta Tower office complex resulted in net income for the quarter ended September 30, 1995 as compared to a net loss for the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Service income increased during the quarter ended September 30, 1995 as compared to the same period in 1994 due to an increase in reimbursements for tenants' expenditures at the 101 Marietta Tower office complex.

Due to higher cash balances and interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

A lower property assessment at the 101 Marietta Tower office complex, retroactive to the 1993 tax year, has reduced real estate tax expense and recoverable expenses. The lower property assessment resulted in a refund of 1993 real estate taxes which was received and recognized as other income in the nine months ended September 30, 1995. In addition, due to the timing of the reassessment in the third quarter of 1994, the Partnership recognized higher real estate taxes during the third quarter of 1995 as compared to 1994.

The refinancing of the Knollwood Village mortgage note payable in 1994 required the payment of deferred expenses which are now being amortized over the term of the mortgage note payable. As a result, amortization expense increased for the nine months ended September 30, 1995 as compared to the same period in 1994.

A recalculation of the recoverable expenses as required by the terms of the General Service Administration ("GSA") lease at the 101 Marietta Tower office complex was made in late 1993. Additional income related to this recalculation was received in the second and third quarters of 1994, resulting in additional management fees. This caused a decrease in property management fees during 1995 as compared to 1994.

Due to lower portfolio management fees, administrative expenses decreased during 1995 as compared to 1994.

Belmere Apartments, in which the Partnership held a minority joint venture interest, was sold during December 1994. The Partnership recognized a participation in loss of joint venture with an affiliate during 1994 with regard to this property.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 as compared to December 31, 1994. The increase resulted primarily from increased cash flow from operations of the Partnership's properties, a portion of which was used for distributions to Limited Partners.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, all four of the Partnership's properties generated positive cash flow. Belmere Apartments, in which the Partnership held a minority joint venture interest, was sold in December 1994 and was generating a marginal cash flow deficit during 1994 prior to its sale. While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at improving property operating performance and to seek rent increases where market conditions allow.

As of September 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 93% to 100%, while the occupancy rate at the 101 Marietta Tower office complex was 98%.

Approximately 83% of the space at the 101 Marietta Tower office complex is leased to the General Service Administration ("GSA"), which will expire in December 1997, and 57% of the Partnership's total rental and service income recognized for the nine months of 1995 relates to GSA. In August 1992, GSA exercised an option under the existing lease to extend its lease for an additional five years through December 1997. The Federal government has approved construction of a new office building in Atlanta. This project is under construction and is scheduled to be completed in late 1996. Current plans call for various Federal agencies (including GSA) to be relocated from their current offices into the new project. If completed on time, it is likely that GSA would vacate all or most of its space by the end of its lease term in 1997. At the current time, the Partnership has commenced discussions with prospective buyers for the sale of the 101 Marietta Tower. However, a sale is subject to many factors and therefore may not be completed.

In October 1995, the Partnership paid $264,055 ($5.00 per Interest) representing the quarterly distribution to Limited Partners for the third quarter of 1995. The level of this distribution is consistent with that of the prior quarter. Assuming property operations meet current projections, the Partnership anticipates making regular quarterly distributions from the Partnership's continuing property operations and from any cash reserves above an amount necessary to protect against unforeseen events. To date, Limited Partners have received distributions of Net Cash Receipts totaling $115.50 and Net Cash Proceeds totaling $14.50 per $1,000 Interest, as well as certain tax benefits. It is expected that the remaining properties will be sold over the next two to three years and the Partnership will be liquidated at that time. However, the timetable for the liquidation is largely dependent upon the sale of the 101 Marietta Tower.

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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

101 Marietta Tower
-----------------

As previously reported, on September 13, 1995, the Partnership contracted to sell the 101 Marietta Tower office building and a leasehold interest in 200 parking spaces in the parking garage across the street for a sale price of $31,750,000. The purchaser exercised its option to terminate the contract and the closing did not occur. The $250,000 in earnest money previously deposited and interest accrued thereon has been returned to the purchaser.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b)  Reports on Form 8-K:

(i) A Current Report on Form 8-K dated September 13, 1995 was filed relating to the contract for the sale of the 101 Marietta Tower office building, Atlanta, Georgia.

(ii) A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

(99) Due Diligence Termination Notice relating to the contract for the sale of the 101 Marietta Tower office building, Atlanta, Georgia.

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


Date: November 14, 1995
      ---------------------