Form 10-K
period 1995-12-31
BALCOR EQUITY PROPERTIES XVIII
filed 1996-03-29
CIK 740553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

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

2355 Waukegan Road
Bannockburn, Illinois                                       60015
----------------------------------------             -------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
----------------

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

The Registrant utilized the net offering proceeds to acquire four real property investments and a minority joint venture interest in one additional property. The property in which the Registrant held a minority joint venture interest was sold in December 1994 and the Registrant sold 101 Marietta Tower in February 1996. The Registrant owns the remaining properties described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised Limited Partners that its strategy was to sell the Registrant's remaining properties over the next two to three year period. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. The General Partner now believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. If current market conditions for sales remain favorable, the liquidation of the Registrant's properties may be accelerated.

The Registrant received notice of unsolicited offers for the purchase of limited partnership interests ("tender offers") in August and November 1995. The tender offers were made by Equity Resource Fund-XVII ("Equity Resources"). Equity Resources stated that their primary motive in making the offers was to make a profit from the purchase of the interests. Equity Resources acquired 2.38% of the total interests outstanding in the Registrant pursuant to the tender offers. The Registrant incurred administrative costs in responding to the tender offers and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of these tender offers or any future tender offers will have on the operations of the Registrant.

The Registrant sold 101 Marietta Tower in February 1996. See Other Information below, Item 7. Liquidity and Capital Resources and Note 10 of Notes to Financial Statements for additional information.

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

Other Information
-----------------

101 Marietta Tower
-------------------

In 1984, the Registrant acquired the 101 Marietta Tower office complex and a leasehold interest in 200 parking spaces in the parking garage across the street (together, the "Property") utilizing $20,595,745 of offering proceeds. The Property was purchased subject to a first mortgage loan in the amount of $20,000,000.

On December 19, 1995, the Registrant contracted to sell the Property for a sale price of $29,500,000 to an unaffiliated party, Lennar Partners, Inc., a Florida corporation ("Lennar"). The sale price was subsequently reduced to $26,000,000. Lennar assigned its rights as purchaser under the contract and on February 12, 1996, the Property was acquired by Leisure Colony Management Corp., a Florida corporation which is an affiliate of Lennar (the "Purchaser"). The Purchaser acquired the Property subject to the first mortgage loan which had an outstanding principal balance of approximately $17,350,000 at closing.

From the proceeds of the sale, the Registrant paid a brokerage commission of $260,000 to an affiliate of the company which provides property management services at the Property (the "Broker"). An affiliate of the Broker is also a principal of the Purchaser. The Registrant also paid closing and other sale costs of approximately $206,000 and received the remaining sale proceeds of $8,184,000. In addition, the contract provided that in the event the purchaser receives certain payments in the future from the principal tenant of the Property relating to reimbursements for certain operating expenses, the Registrant was entitled to receive 25% of these payments. This percentage has been increased to 75% by the parties. The General Partner was reimbursed by the Registrant for its actual expenses incurred in connection with the sale.

Item 2. Properties
------------------

The Registrant owns the three properties described below:

Location                     Description of Property
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

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital and Item 7. Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 5,179.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                   -----------------------------------------------------------
                       1995        1994        1993        1992       1991
                   ------------ ----------  ----------  ---------- -----------

Total income       $16,743,567 $16,740,793 $15,328,981 $13,535,576 $13,015,657
Provision for in-
  vestment property
  writedown          1,016,987        None        None        None        None
Net income (loss)    1,240,270     885,014      (8,829) (1,754,481) (1,776,892)
Net income (loss) per
  Limited Partner-
  ship Interest          23.25       16.59        (.16)     (32.89)     (33.31)
Total assets        58,114,553  58,914,891  58,492,849  58,875,919  61,394,682
Mortgage notes
  payable           39,475,209  40,078,625  39,289,424  39,415,967  39,861,120
Distributions per
  Limited Partner-
  ship Interest(A)       20.00       20.00        None        None        None

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Improved operations at 101 Marietta Tower office complex and Knollwood Village Apartments resulted in an increase in net income for Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") for 1995 as compared to 1994. This increase was offset by a provision recognized in connection with the sale of the 101 Marietta Tower office complex. In 1994, the Partnership recognized its share of the gain on the sale of Belmere Apartments, in which it held a minority joint venture interest, which partially offset this increase, and also resulted in net income for 1994 as compared to a slight net loss during 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Due to higher average cash balances and interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

Belmere Apartments, in which the Partnership held a minority joint venture interest, was sold during 1994. As a result of the gain recognized in connection with the sale, the Partnership recognized income from participation in joint venture with an affiliate in 1994.

A lower property assessment at the 101 Marietta Tower office complex retroactive to the 1993 tax year, reduced real estate tax expense and resulted in a refund of 1993 real estate taxes which was received and recognized as other income in 1995.

The refinancing of the Knollwood Village Apartments mortgage note payable in 1994 required the payment of deferred expenses which are being amortized over the term of the mortgage note payable. As a result, amortization expense increased for 1995 as compared to 1994.

Due to lower tenant-related repairs and maintenance expenses and leasing costs at the 101 Marietta Tower office complex in 1995 and the exterior painting of the Canyon Point and Knollwood Village apartment complexes completed in 1994, property operating expense decreased in 1995 as compared to 1994.

The lower property assessment at the 101 Marietta Tower office complex and a lower tax rate at the Knollwood Village Apartments resulted in a decrease in real estate taxes during 1995 as compared to 1994.

A recalculation of the recoverable expenses as required by the terms of the General Service Administration ("GSA") lease at the 101 Marietta Tower office complex was made in late 1993. Additional income related to this recalculation was received in 1994, resulting in additional management fees. This caused a decrease in property management fees during 1995 as compared to 1994.

Due to lower portfolio management fees, administrative expenses decreased during 1995 as compared to 1994.

The 101 Marietta Tower office complex was sold in February 1996. At December 31, 1995, for financial statement purposes, the property was written down to an amount equal to the February 1996 net sales proceeds received and the Partnership recognized a provision for investment property writedown of $1,016,987. See Note 10 of Notes to Financial Statements for additional information.

1994 Compared to 1993
---------------------

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

As a result of the gain recognized in connection with the sale of Belmere Apartments, the Partnership recognized income from participation in joint venture with an affiliate in 1994 compared to a loss in 1993.

As a result of a prepayment penalty on the previous first mortgage loan, which was recorded as interest expense, and a higher mortgage loan balance associated with the Knollwood Village Apartments refinancing in June 1994, interest expense on mortgage notes payable increased for 1994 as compared to 1993. This increase was partially offset by the 1993 refinancing of the Canyon Point Apartments' mortgage note at a lower interest rate.

The loan refinancings in 1993 related to Mallard Cove and Canyon Point apartment complexes and in 1994 related to Knollwood Village Apartments required the payment of certain expenses which are deferred and amortized over the terms of the mortgage notes payable. As a result, amortization expense increased for 1994 as compared to 1993.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1995 as compared to December 31, 1994 primarily due to improved operations at the Partnership's properties. The Partnership's cash provided by operating activities included the cash flow from operations of the Partnership's properties and interest income received on short-term investments, which was partially offset by administrative costs. The cash provided by investing activities consisted of the final distribution received from the joint venture which owned Belmere Apartments and represents the Partnership's share of sales proceeds and fourth quarter 1994 property operations. The net cash used in financing activities consisted of capital improvement escrow activity, principal payments on mortgage notes payable and distributions to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. All four of the Partnership's properties have underlying debt. During 1995 and 1994, all four of the Partnership's properties generated positive cash flow. Belmere Apartments, in which the Partnership held a minority joint venture interest, was sold in December 1994 and was generating a marginal cash flow deficit during 1994 prior to its sale. As of December 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 95% to 98%, while the occupancy rate at the 101 Marietta Tower office complex was 99%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at improving property operating performance and to seek rent increases where market conditions allow.

The General Partner had previously advised Limited Partners that its strategy was to sell the Partnership's remaining properties over the next two to three year period. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. The General Partner now believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. If current market conditions for sales remain favorable, the liquidation of the Partnership's properties may be accelerated.

The 101 Marietta Tower office complex, which represented 50% of the Partnership's original portfolio, was sold in February 1996 for $26,000,000. The purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing $17,353,151 first mortgage loan. There will be a special distribution consisting of the proceeds from the 101 Marietta Tower office complex sale plus any excess cash reserves above an amount necessary to protect against unforeseen events in the second quarter of 1996.

In January 1991, quarterly distributions to Limited Partners were suspended due to the March 1991 maturity of the Canyon Point mortgage note payable and the pending December 1992 expiration of the GSA lease at 101 Marietta Tower office complex. With the resolution of these issues, along with the refinancing of the Mallard Cove mortgage note payable, the Partnership resumed quarterly distribution to Limited Partners in January 1994. The Partnership made four distributions of Net Cash Receipts totaling $20.00 per Interest in 1995 and 1994, respectively. See Statement of Partners' Capital for additional information.

In January 1996, the Partnership paid $264,055 ($5.00 per Interest) representing the quarterly distribution to Limited Partners for the fourth quarter of 1995. The level of this distribution is consistent with that of the prior quarter. Assuming property operations meet current projections, the Partnership anticipates making regular quarterly distributions from the Partnership's continuing property operations and from any cash reserves above an amount necessary to protect against unforeseen events. Including the January 1996 distribution, Limited Partners have received distributions of Net Cash Receipts totaling $120.50 and Net Cash Proceeds totaling $14.50 per $1,000 Interest, as well as certain tax benefits. In light of results to date and current market conditions, there can be no assurance that investors will recover all of their original investment.

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

In February 1996, the Partnership sold 101 Marietta Tower office complex for a sales price of $26,000,000. The purchaser acquired the property subject to the existing $17,353,151 first mortgage loan and the Partnership received the remaining proceeds of $8,181,086. See Note 10 of Notes to Financial Statements and Item 1. Business - Other Information for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to modify and refinance these loans, the Partnership has no third party financing which matures prior to 1998.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which established accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $58,114,553   $54,224,324  $58,914,891  $54,244,538
Partners' capital
  (deficit):
    General Partner     (221,590)     (219,628)    (233,993)    (237,302)
    Limited Partners  16,881,697    13,719,433   16,710,050   13,025,947
Net income (loss):
    General Partner       12,403        17,674        8,850       24,359
    Limited Partners   1,227,867     1,749,706      876,164      760,804
    Per Limited Part-
      nership Interest      23.25        33.13         16.59        14.41


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were not disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Equity Partners-XVIII, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

(b) Balcor Equity Partners-XVIII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests           100 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
-------------------------------------------------------------------------

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

(10) Material Contracts


  (a) Agreement of Sale and attachment thereto relating to the sale of the 101 Marietta Tower office building previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated December 19, 1995 (Commission File No. 0-13357) is incorporated herein by reference.


  (b) Reinstatement of, and First Amendment To, Agreement of Sale relating to the sale of the 101 Marietta Tower office building is attached hereto.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-13357) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

  (b) Reports on Form 8-K:

  (i) A Current Report of Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying public accountant, was filed (Commission File No. 0-13357).

  (ii) A Current Report on Form 8-K dated December 19, 1995 (Commission File No. 0-13357) was filed relating to the contract for the sale of the 101 Marietta Tower office building.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XVIII
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By: /s/Brian D. Parker
                            -----------------------------------
                            Brian D. Parker
                            Senior Vice President, and Chief
                            Financial Officer (Principal
                            Accounting and Financial
                            Officer) of Balcor Equity
                            Partners-XVIII, the General Partner

Date: March 28, 1996
     -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                        Date
----------------------   -----------------------------       -------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-XVIII, the General
/s/Thomas E. Meador      Partner                            March 28, 1996
----------------------                                       -------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting Officer and
                         Financial Officer) of Balcor
                         Equity Partners-XVIII, the
  /s/Brian D. Parker     General Partner                    March 28, 1996
----------------------                                       -------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties-XVIII
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet and financial statement schedule of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses and cash flows for the year then ended. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 23, 1996

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Equity Properties-XVIII:
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Balcor Equity Properties - XIV, an affiliate, which is the majority joint venturer of the partnership which owned the Belmere Apartments. The Partnership's share of the operating income (loss) of this joint venture included in the accompanying 1994 and 1993 statements of income and expenses was approximately $755,000 (principally due to the gain on sale of the property owned) and ($77,000), respectively. The financial statements of Balcor Equity Properties - XIV were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the aforementioned investment in joint venture, is based solely on the report of the other auditors

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XVIII A Real Estate Limited Partnership at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        ERNST & YOUNG LLP

Chicago, Illinois
March 1, 1995

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                   1995           1994
                                             -------------- --------------
Cash and cash equivalents                    $  10,008,666  $   6,190,971
Escrow deposits                                  1,694,388      2,082,249
Accounts and accrued interest receivable           809,538      1,101,624
Prepaid expenses                                   178,688         58,398
Deferred expenses, net of accumulated
  amortization of $233,092 in 1995
  and $148,659 in 1994                             476,297        560,730
                                             -------------- --------------
                                                13,167,577      9,993,972
                                             -------------- --------------
Investment in real estate:
  Land                                          10,331,853     10,514,910
  Buildings and improvements                    69,865,669     70,699,599
                                             -------------- --------------
                                                80,197,522     81,214,509
  Less accumulated depreciation                 35,250,546     32,293,590
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      44,946,976     48,920,919
                                             -------------- --------------
                                             $  58,114,553  $  58,914,891
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     204,221  $     225,336
Due to affiliates                                   33,430         67,045
Accrued liabilities, principaly interest
  and real estate taxes                          1,539,679      1,853,632
Security deposits                                  201,907        214,196
Mortgage notes payable                          39,475,209     40,078,625
                                             -------------- --------------
     Total liabilities                          41,454,446     42,438,834
                                             -------------- --------------
Limited Partners' capital (52,811
  Interests issued and outstanding)             16,881,697     16,710,050
General Partner's deficit                         (221,590)      (233,993)
                                             -------------- --------------
     Total partners' capital                    16,660,107     16,476,057
                                             -------------- --------------
                                             $  58,114,553  $  58,914,891
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993


                                  Partners' Capital (Deficit) Accounts
                              -------------- -----------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                              -------------- -------------- --------------
Balance at December 31, 1992  $  16,656,092  $    (242,754) $  16,898,846

Net loss for the year
  ended December 31, 1993            (8,829)           (89)        (8,740)
                              -------------- -------------- --------------
Balance at December 31, 1993     16,647,263       (242,843)    16,890,106

Cash distributions to
  Limited Partners (A)           (1,056,220)                   (1,056,220)

Net income for the year
  ended December 31, 1994           885,014          8,850        876,164
                              -------------- -------------- --------------
Balance at December 31, 1994     16,476,057       (233,993)    16,710,050

Cash distributions to
  Limited Partners (A)           (1,056,220)                   (1,056,220)

Net income for the year
  ended December 31, 1995         1,240,270         12,403      1,227,867
                              -------------- -------------- --------------
Balance at December 31, 1995  $  16,660,107  $    (221,590) $  16,881,697
                              ============== ============== ==============



(A) Summary of cash distributions per Interest:

                                    1995           1994           1993
                              -------------- -------------- --------------

      First Quarter           $        5.00  $        5.00           None
      Second Quarter                   5.00           5.00           None
      Third Quarter                    5.00           5.00           None
      Fourth Quarter                   5.00           5.00           None


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                   1995           1994           1993
                              -------------- -------------- --------------
Income:
  Rental                      $  12,939,827  $  12,672,200  $  12,334,913
  Service                         3,103,906      3,090,448      2,894,136
  Interest on short-term
    investments                     472,679        223,412         99,932
  Participation in income
   of joint venture
   with an affiliate                               754,733
  Other income                      227,155
                              -------------- -------------- --------------
    Total income                 16,743,567     16,740,793     15,328,981
                              -------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                 3,647,305      3,785,223      3,586,643
  Depreciation                    2,956,956      2,935,846      3,040,277
  Amortization of deferred
    expenses                         84,433         67,939         28,958
  Property operating              5,438,275      6,270,831      5,837,673
  Real estate taxes               1,157,793      1,400,303      1,597,631
  Property management fees          800,165        930,617        730,637
  Administrative                    401,383        465,020        439,444
  Participation in loss of
    joint venture with
    an affiliate                                                   76,547
  Provision for investment
    property writedown            1,016,987
                              -------------- -------------- --------------
    Total expenses               15,503,297     15,855,779     15,337,810
                              -------------- -------------- --------------
Net income (loss)             $   1,240,270  $     885,014  $      (8,829)
                              ============== ============== ==============
Net income (loss) allocated
  to General Partner          $      12,403  $       8,850  $         (89)
                              ============== ============== ==============
Net income (loss) allocated
  to Limited Partners         $   1,227,867  $     876,164  $      (8,740)
                              ============== ============== ==============
Net income (loss) per Limited
  Partnership Interest (52,811
  issued and outstanding)     $       23.25  $       16.59  $       (0.16)
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                   1995           1994           1993
                              -------------- -------------- --------------
Operating activities:
  Net income (loss)           $   1,240,270  $     885,014  $      (8,829)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
  Provision for investment
    property  writedown           1,016,987
      Participation in
        (income) loss of
        joint venture with
        with an affiliate                         (754,733)        76,547
      Depreciation                2,956,956      2,935,846      3,040,277
      Amortization of deferred
        expenses                     84,433         67,939         28,958
      Collection (accrual) of
        recoverable expenses                     1,509,618     (1,509,618)
      Net change in:
        Escrow deposits             (87,700)      (141,768)      (908,628)
        Accounts and accrued
          interest receivable      (190,143)      (103,281)       100,938
        Prepaid expenses           (120,290)        96,810        230,298
        Accounts payable            (21,115)        65,145       (199,282)
        Due to affiliates           (33,615)        (9,012)         4,187
        Accrued liabilities        (313,953)        35,732       (104,708)
        Security deposits           (12,289)         6,314            675
                              -------------- -------------- --------------
  Net cash provided by
    operating activities          4,519,541      4,593,624        750,815
                              -------------- -------------- --------------
Investing activities:
   Capital contributions to
      joint venture with
      an affiliate                                 (21,628)       (25,117)
   Distribution from joint
     venture with an affiliate      482,229
   Improvements to properties                     (333,283)      (127,696)
                              -------------- -------------- --------------
   Net cash provided by (used
     in) investing activities       482,229       (354,911)      (152,813)
                              -------------- -------------- --------------

Financing activities:
   Distributions to Limited
      Partners                   (1,056,220)    (1,056,220)
  Repayment of mortgage notes
    payable                                    (11,700,000)    (9,001,276)
  Proceeds from refinancing of
    mortgage note payable                       13,000,000      9,300,000
  Payment of deferred expenses                    (329,872)      (269,517)
  Release of capital
    improvement escrow              668,946        172,331
  Funding of capital
    improvement escrow             (193,385)      (903,512)
  Principal payments on
    mortgage notes payable         (603,416)      (510,799)      (425,267)
                              -------------- -------------- --------------
  Net cash used in
    financing activities         (1,184,075)    (1,328,072)      (396,060)
                              -------------- -------------- --------------
Net change in cash and cash
  equivalents                     3,817,695      2,910,641        201,942
Cash and cash equivalents at
  beginning of year               6,190,971      3,280,330      3,078,388
                              -------------- -------------- --------------
Cash and cash equivalents at
  end of year                 $  10,008,666  $   6,190,971  $   3,280,330
                              ============== ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is engaged principally in the operation of residential and commercial real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                    Years
                                                    -----
               Buildings and improvements            18-30
               Furniture and fixtures                 5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of refinancing fees which are amortized over the terms of the respective agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash equivalents primarily are held or invested with one issuer of commercial paper.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership loss or income in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

When the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom which are available for distribution will be distributed only to holders of Limited Partnership Interests until such time as they have received an amount equal to their Original Capital plus a 6% per annum non-compounded return. The remaining Net Cash Proceeds available for distribution will be distributed 85% to holders of Limited Partnership Interests and 15% to the General Partner, provided that the General Partner's distributive share shall be further subordinated to the prior receipt by Limited Partners of a Preferential Cumulative Distribution of their Original Capital in the amount of 100% for Interests purchased prior to January 1, 1985 and 80% for Interests purchased thereafter.

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                   Carrying     Carrying Current  Final
Property           Amount of   Amount of  Inter-  Matur-  Periodic  Estimated
Pledged as         Notes at     Notes at   est     ity    Payment    Balloon
Collateral         12/31/95     12/31/94   Rate    Date    Terms     Payment
--------------    ----------   ---------- ------  ------  -------   ----------
Apartment Complexes:
Canyon Point      $ 5,149,774$ 5,193,774   8.59%   1998  $ 40,703   $ 5,022,000
Mallard Cove        3,976,029  4,007,623   9.01    2000    32,616     3,797,000
Knollwood
 Village (A)       12,878,068 12,961,273   9.55    2004   109,786    11,737,000

Office Building:
101 Marietta
 Tower (B)         17,471,338 17,915,955  10.00    2001   554,971    13,899,000
                  ----------- -----------
                  $39,475,209 $40,078,625
                  =========== ===========

(A) In June 1994, this loan was refinanced. The interest rate increased from 9.00% to 9.55%, the maturity date was extended from December 1994 to July 2004 and the monthly payments increased from $87,750 to $109,786. A portion of the proceeds from the new $13,000,000 first mortgage loan were used to repay the existing first mortgage loan of $11,700,000.

(B) In February 1996, the property collateralizing this loan was sold subject to the loan. See Note 10 for additional information.

During 1995, 1994 and 1993 the Partnership incurred interest expense on mortgage notes payable of $3,647,305, $3,785,223 and $3,586,643 and paid interest expense of $3,804,468, $3,968,746 and $3,949,717, respectively.

The Partnership's loans described above require current monthly payments of principal and interest, except for the 101 Marietta Tower loan which requires quarterly payments of principal and interest.

Real estate with an aggregate carrying value of $80,197,522 at December 31, 1995 was pledged as collateral for repayment of the mortgage notes.

Maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                         1996           $  174,000
                         1997              191,000
                         1998            5,202,000
                         1999              167,000
                         2000            3,939,000

The maturities listed above do not include the 101 Marietta Tower loan. In February, 1996 the property collateralizing this loan was sold subject to the loan.

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the residential properties and 3% to 6% of gross operating receipts for 101 Marietta Tower.

6. Investment in Joint Venture with an Affiliate:

The Partnership owned a 25.6% joint venture interest in Belmere Apartments and accounted for it under the equity method. In December 1994, the joint venture sold the property for a sales price of $8,500,000. From the sales proceeds, the joint venture repaid the first mortgage loan and other selling costs and received approximately $1,755,000. In February 1995, the Partnership received a distribution of $482,229 which represented its share of sales proceeds and fourth quarter 1994 property operations. This amount was included in accounts receivable in the financial statements at December 31,1994. The Partnership's share of the gain on the sale is $949,032 and is included in "Participation in income of joint venture with an affiliate" in 1994 and is partially offset by the Partnership's share of operating losses through the sale date. During 1994 and 1993, the Partnership made capital contributions of $21,628 and $25,117, respectively to the joint venture.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $489,877 more than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None $842,028 None $732,228 $58,502 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $46,607  $4,326   61,056  22,549   46,147   3,819
    Data processing        12,337     525   30,712   5,868   20,772   4,578
    Investor communica-
      tions                 6,127    None   18,801   5,524   18,181   1,505
    Legal                  24,805   3,699   12,405   6,419   12,347   1,022
    Portfolio management   90,767  14,122   93,124   9,612   66,900   5,626
    Other                  10,317   1,502   12,405  17,073   12,142   1,005
    Property sales         10,741   9,256     None    None     None    None

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program however; the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $97,729, $118,333 and $80,847 for 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

9. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

10. Subsequent Events:

(a) In January 1996, the Partnership paid a distribution of $264,055 ($5.00 per Interest) to Limited Partners relating to the fourth quarter of 1995.

(b) In February 1996, the Partnership sold 101 Marietta Tower office complex in an all cash sale for $26,000,000. The purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing $17,353,151 first mortgage loan and the Partnership paid $465,743 consisting of a brokerage commission and other closing costs. The basis of the property was $26,551,244 at December 31, 1995. As a result of the sale the property was written down to an amount equal to the February 1996 net sales proceeds received and the Partnership recognized a $1,016,987 provision for investment property writedown in 1995.

The Partnership received rental income at 101 Marietta Tower office complex from the leasing of office space under operating leases. During 1996, prior to the sale, the Partnership received $593,900 of rental income related to operating leases.

Approximately 83% of the space at 101 Marietta Tower office complex was leased to General Service Administration ("GSA") and 50%, 47% and 48% of the Partnership's total rental and service income recognized during 1995, 1994 and 1993, respectively, related to GSA.

(c) On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

                                     BALCOR EQUITY PROPERTIES-XVIII
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs        of Basis
     Description              brances     Land    provements    ments       (c)          (d)(e)
---------------------         -------   -------- ------------ ---------- ---------     ---------
Canyon Point Apts.,
  214-units in
  San Antonio, TX               (a)   $  800,000  $ 8,134,000  $ 135,362   $  9,850  $  (249,068)

Mallard Cove Apts.,
  211-units in
  Greenville, SC                (a)      600,000    7,952,550                28,719

Knollwood Village Apts.,
  648-units in Grand
  Blanc, MI                     (a)    1,285,210   19,485,000    333,041     34,626

101 Marietta Tower,
  579,823-sq. ft. ofc.
  bldg. in Atlanta, GA         (a)(b)  7,840,000   32,095,745  2,692,986     36,488  $(1,016,987)
                                     -----------  ----------- ----------   --------    ---------

    Total                            $10,525,210  $67,667,295 $3,161,389   $109,683  $(1,266,055)
                                     ===========  =========== ==========   ========    =========

                                     BALCOR EQUITY PROPERTIES-XVIII
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)

       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          --------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Satement
    Description             Land  provements       (d)(e)(f)   tion(f)   struction  uired   is Computed
-------------------       --------  ----------   ----------   ---------  --------- ------ --------------
Canyon Point Apts.,
  214-units in
  San Antonio, TX      $   778,460 $ 8,051,684  $ 8,830,144 $ 3,440,209     1984    1984         (h)

Mallard Cove Apts.,
  211-units in
  Greenville, SC           602,011   7,979,258    8,581,269   3,301,763     1983    1985         (h)

Knollwood Village Apts.
  648-units in Grand
  Blanc, MI              1,287,287  19,850,590   21,137,877  12,394,579     (i)     1984         (h)

101 Marietta Tower,
  579,823-sq. ft. ofc.
  bldg. in Atlanta, GA   7,664,095  33,984,137   41,648,232  16,113,995     1974    1984         (h)
                       ----------- -----------  ----------- -----------

    Total              $10,331,853 $69,865,669  $80,197,522 $35,250,546
                       =========== ===========  =========== ===========

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See description of Mortgage Notes Payable in Note 4 of Notes to Financial Statements.

(b) This property was sold in February 1996.

(c) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(d) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(e) Represents a reduction of basis due to a permanent impairment of the asset value (See Note 10)

(f) The aggregate cost of land for Federal income tax purposes is $10,537,326 and the aggregate cost of buildings and improvements for Federal income tax purposes is $71,381,388. The total of these is $81,918,714.

                       (g)Reconciliation of Real Estate
                        --------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning
      of year                      $81,214,509  $80,881,226  $80,753,530
    Additions during the year:
      Improvements                                  333,283      127,696
     Reductions during the year:
       Impairments                    1,016,987
                                   -----------  -----------  -----------
    Balance at end of year         $80,197,522  $81,214,509  $80,881,226
                                  ============  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------

                                       1995         1994         1993
                                   -----------  -----------  -----------
    Balance at beginning of year   $32,293,590  $29,357,744  $26,317,467
    Depreciation expense for
      the year                       2,956,956    2,935,846    3,040,277
                                  ------------  -----------  -----------
    Balance at end of year         $35,250,546  $32,293,590  $29,357,744
                                  ============  ===========  ===========

(h) Depreciation expense is computed based upon the following estimated useful lives:

                                                    Years
                                                    -----
               Buildings and improvements           18-30
               Furniture and fixtures                 5

(i) This apartment complex was completed in three phases from 1970 through 1973.