Form 10-Q
period 1996-03-31
BALCOR EQUITY PROPERTIES XVIII
filed 1996-05-14
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-13357
                       -------

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3274349
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor Plaza
2355 Waukegan Rd., Bannockburn, Illinois                   60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March  31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                   1996           1995
                                             -------------- --------------
Cash and cash equivalents                    $  18,989,171  $  10,008,666
Escrow deposits                                    979,390      1,694,388
Accounts and accrued interest receivable           183,346        809,538
Prepaid expenses                                    18,011        178,688
Deferred expenses, net of accumulated
  amortization of $181,408 in 1996
  and $233,092 in 1995                             417,984        476,297
                                             -------------- --------------
                                                20,587,902     13,167,577
                                             -------------- --------------
Investment in real estate:
  Land                                           2,667,759     10,331,853
  Buildings and improvements                    36,049,478     69,865,669
                                             -------------- --------------
                                                38,717,237     80,197,522
  Less accumulated depreciation                 19,700,166     35,250,546
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      19,017,071     44,946,976
                                             -------------- --------------
                                             $  39,604,973  $  58,114,553
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      42,885  $     204,221
Due to affiliates                                   39,263         33,430
Accrued liabilities, principally interest
  and real estate taxes                            160,041      1,539,679
Security deposits                                  171,089        201,907
Mortgage notes payable                          21,961,851     39,475,209
                                             -------------- --------------
     Total liabilities                          22,375,129     41,454,446
                                             -------------- --------------
Limited Partners' capital (52,811
  Interests issued and outstanding)             17,443,096     16,881,697
General Partner's deficit                         (213,252)      (221,590)
                                             -------------- --------------
     Total partners' capital                    17,229,844     16,660,107
                                             -------------- --------------
                                             $  39,604,973  $  58,114,553
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                   1996           1995
                                             -------------- --------------
Income:
  Rental                                     $   1,984,166  $   3,205,428
  Service                                          154,578        674,801
  Interest on short-term investments               205,597        108,533
  Other income                                                    206,159
                                             -------------- --------------
    Total income                                 2,344,341      4,194,921
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable               546,494        919,382
  Depreciation                                     395,669        736,475
  Amortization of deferred expenses                 20,299         21,108
  Property operating                               729,493      1,115,765
  Real estate taxes                                353,537        340,138
  Property management fees                         162,465        195,281
  Administrative                                    90,359         87,725
                                             -------------- --------------
    Total expenses                               2,298,316      3,415,874
                                             -------------- --------------
Income before extraordinary item:                   46,025        779,047

Extraordinary item:
  Gain on extinguishment of debt                   787,767
                                             -------------- --------------
Net income                                   $     833,792  $     779,047
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner               $         460  $       7,790
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $      45,565  $     771,257
                                             ============== ==============
Income before extraordinary item
  per Limited Partnership Interest
  (52,811 issued and outstanding)            $        0.86  $       14.60
                                             ============== ==============
Extraordinary item allocated to
  General Partner                            $       7,878           None
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                           $     779,889           None
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (52,811
  issued and outstanding)                    $       14.77           None
                                             ============== ==============

Net income allocated to General Partner      $       8,338  $       7,790
                                             ============== ==============
Net income allocated to Limited Partners     $     825,454  $     771,257
                                             ============== ==============
Net income per Limited Partnership Interest
  (52,811 issued and outstanding)            $       15.63  $       14.60
                                             ============== ==============
Distribution to Limited Partners             $     264,055  $     264,055
                                             ============== ==============
Distribution per Limited Partnership
  Interests (52,811 issued and outstanding)  $        5.00  $        5.00
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                   1996           1995
                                             -------------- --------------
Operating activities:
  Net income                                 $     833,792  $     779,047
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on extinguishment of debt                (787,767)
    Depreciation of properties                     395,669        736,475
    Amortization of deferred expenses               20,299         21,108
    Net change in:
      Escrow deposits                              682,676       (163,090)
      Accounts and accrued interest
        receivable                                 626,192        (14,759)
      Prepaid expenses                             160,677
      Accounts payable                            (161,336)        (5,686)
      Due to affiliates                              5,833         27,637
      Accrued liabilities                         (553,857)      (258,359)
      Security deposits                            (30,818)        (1,262)
                                             -------------- --------------
  Net cash provided by operating activities      1,191,360      1,121,111
                                             -------------- --------------
Investing activities:
  Distribution from joint venture
    with affiliate                                                482,229
  Proceeds from sale of real estate              8,646,849
  Costs incurred in connection with sale
    of real estate                                (465,743)
                                             -------------- --------------
  Net cash provided by
    investing activities                         8,181,106        482,229
                                             -------------- --------------
Financing activities:
  Distribution to Limited Partners                (264,055)      (264,055)
  Release of capital improvement escrow             76,851
  Funding of capital improvement escrow            (44,550)
  Principal payments on mortgage
    notes payable                                 (160,207)      (145,421)
                                             -------------- --------------
  Net cash used in financing activities           (391,961)      (409,476)
                                             -------------- --------------

Net change in cash and cash equivalents          8,980,505      1,193,864
Cash and cash equivalents at
  beginning of period                           10,008,666      6,190,971
                                             -------------- --------------
Cash and cash equivalents at end of period   $  18,989,171  $   7,384,835
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $546,494 and $919,382 and paid interest expense of $944,079 and $958,866, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:
                                         Paid               Payable
                                        --------            ---------
   Reimbursement of expenses to
     the General Partner, at cost:      $22,932             $39,263

4. Property Sale:

In February 1996, the Partnership sold 101 Marietta Tower office complex in an all cash sale for $26,000,000. The purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing $17,353,151 first mortgage loan and the Partnership paid $465,743 consisting of a brokerage commission and other closing costs. The basis of the property was written down at December 31, 1995 to an amount equal to the sales price less closing costs. As a result, the Partnership recognized a $1,016,987 provision for investment property writedown in 1995, and no gain or loss on the property sale in 1996.

5. Extraordinary Item:

The purchaser of the 101 Marietta Tower office complex acquired the property in February 1996 subject to the existing first mortgage loan. The Partnership recognized an extraordinary gain on extinguishment of debt of $787,767 in 1996 representing the difference between the contractual amount of the first mortgage loan at the time of sale of $17,353,151 and the carrying amount of the note for financial statement purposes of $16,565,384 which included $825,781 of accrued interest and the write-off of deferred fees of $38,014.

6. Subsequent Event:

In April 1996, the Partnership made a distribution of $16,371,410 ($310.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Net Cash Receipts of $5.00 per Interest for the first quarter of 1996, a special Net Cash Receipts distribution of $130.00 per Interest from cash reserves, and a special distribution of Net Cash Proceeds of $175.00 per Interest primarily from the 101 Marietta Tower sale proceeds.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. The joint venture property was sold in 1994 and 101 Marietta Tower office complex was sold in February 1996. The Partnership continues to operate three properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Due to the February 1996 sale of the 101 Marietta Tower office complex, the Partnership recognized decreased income before extraordinary item during 1996. In addition, the purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing first mortgage loan and the Partnership recognized an extraordinary gain on extinguishment of debt in 1996. As a result of these occurrences, the Partnership recognized a slight increase in net income during the first quarter of 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Due to the February 1996 sale of 101 Marietta Tower office complex, the Partnership recognized lower rental and service income, interest on mortgage notes payable, depreciation, property operating, and property management fee expenses during 1996 as compared to 1995.

Due to higher cash balances resulting from the proceeds received from the 101 Marietta Tower sale, interest income on short-term investments increased during 1996 as compared to 1995.

A lower property assessment at the 101 Marietta Tower office complex, retroactive to the 1993 tax year, resulted in a refund of 1993 real estate taxes received during 1995. This amount was recognized as other income in the quarter ended March 31, 1995.

The decrease in property operating expense due to the 101 Marietta Tower office comples sale was partially offset by additional payroll and repairs and maintenance costs incurred at the Knollwood
Village Apartments during 1996.

The purchaser of the 101 Marietta Tower office complex acquired the property in February 1996 subject to the existing first mortgage loan. The Partnership recognized an extraordinary gain on extinguishment of debt in 1996 representing the difference between the contractual amount of the first mortgage loan at the date of sale and the carrying amount of the note for financial statement purposes. See Note 5 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $8,981,000 as of March 31, 1996 as compared to December 31, 1995 primarily due to the proceeds received from the sale of 101 Marietta Tower office complex. Cash flow of approximately $1,191,000 was provided by operating activities during 1996 consisting primarily of cash provided by the operation of the Partnership's properties and interest income received on short-term investments. The Partnership's investing activities generated cash of approximately $8,181,000 from the sale of 101 Marietta Tower office complex. Cash of approximately $392,000 was used in financing activities primarily consisting of distributions to Limited Partners and principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. All three of the Partnership's remaining properties have underlying debt. During 1996 and 1995, all three of the Partnership's properties generated positive cash flow. 101 Marietta Tower office complex generated positive cash flow in 1995 and before it was sold in February 1996. As of March 31, 1996, the occupancy rates of the Partnership's properties ranged from 94% to 99%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at improving property operating performance and to seek rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties
has become increasingly favorable to sellers of these properties.   Currently,
the Partnership has entered into a contract to sell Mallard Cove Apartments for a sales price of $7,850,000 and is preparing to market the remaining two properties in its portfolio. During February 1996, the Partnership sold the 101 Marietta Tower office complex. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

In April 1996, the Partnership paid $16,371,410 ($310.00 per Interest) representing the regular quarterly distribution of Net Cash Receipts of $5.00 per Interest for the first quarter of 1996, a special Net Cash Receipts distribution of $130.00 per Interest from cash reserves, and a special distribution of Net Cash Proceeds of $175.00 per Interest primarily from 101 Marietta Tower office complex sale proceeds. The level of the regular quarterly Net Cash Receipts distribution is consistent with that of the prior quarter. Assuming property operations meet current projections, the Partnership anticipates making regular quarterly distributions from the Partnership's continuing property operations and from any cash reserves above an amount necessary to protect against unforeseen events. Including the April 1996 distribution, Limited Partners have received distributions of Net Cash Receipts totaling $255.50 and Net Cash Proceeds totaling $189.50 per $1,000 Interest, as well as certain tax benefits. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

In February 1996, the Partnership sold the 101 Marietta Tower office complex for a sales price of $26,000,000. The purchaser acquired the property subject to the existing $17,353,151 first mortgage loan and the Partnership received the net proceeds of approximately $8,181,000. See Notes 4 and 5 of Notes to Financial Statements for additional information.

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

(10) Agreement of Sale and attachment thereto relating to the sale of the Mallard Cove Apartments previously filed as Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1996 is attached hereto.

(b)  Reports on Form 8-K:

A Current Report on Form 8-K dated April 23, 1996 was filed relating to the contract for the sale of the Mallard Cove Apartments, Greenville, South Carolina.

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



Date: May 14, 1996
     ---------------------