Form 10-Q
period 1996-06-30
BALCOR EQUITY PROPERTIES XVIII
filed 1996-08-12
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                   1996           1995
                                             -------------- --------------
Cash and cash equivalents                    $   2,867,959  $  10,008,666
Escrow deposits                                    989,663      1,694,388
Accounts and accrued interest receivable            68,923        809,538
Prepaid expenses                                   186,603        178,688
Deferred expenses, net of accumulated
  amortization of $200,898 in 1996
  and $233,092 in 1995                             398,494        476,297
                                             -------------- --------------
                                                 4,511,642     13,167,577
                                             -------------- --------------
Investment in real estate:
  Land                                           2,667,759     10,331,853
  Buildings and improvements                    36,049,478     69,865,669
                                             -------------- --------------
                                                38,717,237     80,197,522
  Less accumulated depreciation                 20,095,835     35,250,546
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      18,621,402     44,946,976
                                             -------------- --------------
                                             $  23,133,044  $  58,114,553
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      40,247  $     204,221
Due to affiliates                                   43,295         33,430
Accrued liabilities, principally interest
  and real estate taxes                            257,787      1,539,679
Security deposits                                  171,641        201,907
Mortgage notes payable                          21,918,860     39,475,209
                                             -------------- --------------
     Total liabilities                          22,431,830     41,454,446
                                             -------------- --------------
Limited Partners' capital (52,811
  Interests issued and outstanding)                916,038     16,881,697
General Partner's deficit                         (214,824)      (221,590)
                                             -------------- --------------
     Total partners' capital                       701,214     16,660,107
                                             -------------- --------------
                                             $  23,133,044  $  58,114,553
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996           1995
                                             -------------- --------------
Income:
  Rental                                     $   3,691,065  $   6,420,669
  Service                                          214,031      1,616,550
  Interest on short-term investments               274,473        213,581
  Other income                                                    227,155
                                             -------------- --------------
    Total income                                 4,179,569      8,477,955
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable             1,056,818      1,834,680
  Depreciation                                     791,338      1,472,951
  Amortization of deferred expenses                 39,789         42,216
  Property operating                             1,351,955      2,370,545
  Real estate taxes                                508,699        680,080
  Property management fees                         251,389        405,080
  Administrative                                   290,776        218,460
                                             -------------- --------------
    Total expenses                               4,290,764      7,024,012
                                             -------------- --------------
(Loss) income before extraordinary item:          (111,195)     1,453,943
Extraordinary item:
  Gain on extinguishment of debt                   787,767
                                             -------------- --------------
Net income                                   $     676,572  $   1,453,943
                                             ============== ==============
(Loss) income before extraordinary item
  allocated to General Partner               $      (1,112) $      14,539
                                             ============== ==============
(Loss) income before extraordinary item
  allocated to Limited Partners              $    (110,083) $   1,439,404
                                             ============== ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (52,811 issued and outstanding)            $       (2.08) $       27.26
                                             ============== ==============
Extraordinary item allocated to
  General Partner                            $       7,878           None
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                           $     779,889           None
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (52,811
  issued and outstanding)                    $       14.77           None
                                             ============== ==============
Net income allocated to General Partner      $       6,766  $      14,539
                                             ============== ==============

Net income allocated to Limited Partners     $     669,806  $   1,439,404
                                             ============== ==============
Net income per Limited Partnership Interest
  (52,811 issued and outstanding)            $       12.68  $       27.26
                                             ============== ==============
Distributions to Limited Partners            $  16,635,465  $     528,110
                                             ============== ==============
Distributions per Limited Partnership
  Interest (52,811 issued and outstanding)   $      315.00  $       10.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996           1995
                                             -------------- --------------
Income:
  Rental                                     $   1,706,899  $   3,215,241
  Service                                           59,453        941,749
  Interest on short-term investments                68,876        105,048
  Other income                                                     20,996
                                             -------------- --------------
    Total income                                 1,835,228      4,283,034
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable               510,324        915,298
  Depreciation                                     395,669        736,476
  Amortization of deferred expenses                 19,490         21,108
  Property operating                               622,462      1,254,780
  Real estate taxes                                155,162        339,942
  Property management fees                          88,924        209,799
  Administrative                                   200,417        130,735
                                             -------------- --------------
    Total expenses                               1,992,448      3,608,138
                                             -------------- --------------
Net (loss) income                            $    (157,220) $     674,896
                                             ============== ==============
Net (loss) income allocated to
  General Partner                            $      (1,572) $       6,749
                                             ============== ==============
Net (loss) income allocated to
  Limited Partners                           $    (155,648) $     668,147
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (52,811 issued and outstanding)   $       (2.95) $       12.66
                                             ============== ==============
Distribution to Limited Partners             $  16,371,410  $     264,055
                                             ============== ==============
Distribution per Limited Partnership
  Interest (52,811 issued and outstanding)   $      310.00  $        5.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                   1996           1995
                                             -------------- --------------
Operating activities:
  Net income                                 $     676,572  $   1,453,943
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on extinguishment of debt               (787,767)
     Depreciation of properties                    791,338      1,472,951
     Amortization of deferred expenses              39,789         42,216
       Net change in:
         Escrow deposits                           716,953       (363,417)
         Accounts and accrued interest
           receivable                              740,615       (189,226)
         Prepaid expenses                           (7,915)      (173,361)
         Accounts payable                         (163,974)        (2,203)
         Due to affiliates                           9,865        (59,479)
         Accrued liabilities                      (456,111)       143,835
         Security deposits                         (30,266)         7,012
                                             -------------- --------------
  Net cash provided by operating activities      1,529,099      2,332,271
                                             -------------- --------------
Investing activities:
  Distribution from joint venture
    with affiliate                                                482,229
  Proceeds from sale of real estate              8,646,849
  Costs incurred in connection with sale
    of real estate                                (465,743)
                                             -------------- --------------
  Net cash provided by
    investing activities                         8,181,106        482,229
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners            (16,635,465)      (528,110)
  Release of capital improvement escrow             76,851
  Funding of capital improvement escrow            (89,100)
  Principal payments on mortgage
    notes payable                                 (203,198)      (294,405)
                                             -------------- --------------
  Net cash used in financing activities        (16,850,912)      (822,515)
                                             -------------- --------------
Net change in cash and cash equivalents         (7,140,707)     1,991,985
Cash and cash equivalents at
  beginning of period                           10,008,666      6,190,971
                                             -------------- --------------
Cash and cash equivalents at end of period   $   2,867,959  $   8,182,956
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $1,056,818 and $1,834,680 and paid interest expense of $1,454,402 and $1,914,168, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                    -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost:   $  61,662    $ 38,730      $ 43,295

4. Property Sale:

In February 1996, the Partnership sold the 101 Marietta Tower office complex in an all cash sale for $26,000,000. The purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing $17,353,151 first mortgage loan and the Partnership paid $465,743 consisting of a brokerage commission and other selling costs. The basis of the property was written down at December 31, 1995 to an amount equal to the sales price less closing costs. As a result, the Partnership recognized a $1,016,987 provision for investment property writedown in 1995, and no gain or loss on the property sale in 1996.

5. Extraordinary Item:

The purchaser of the 101 Marietta Tower office complex acquired the property in February 1996 subject to the existing first mortgage loan. The Partnership recognized an extraordinary gain on extinguishment of debt of $787,767 in 1996 representing the difference between the contractual amount of the first mortgage loan at the time of sale of $17,353,151 and the carrying amount of the note for financial statement purposes of $18,140,918 which included $825,781 of accrued interest and the write-off of deferred fees of $38,014.

6. Subsequent Events:

a) In July 1996, the Partnership made a distribution of $1,320,275 ($25.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Net Cash Receipts of $5.00 per Interest for the second quarter of 1996 and a special Net Cash Receipts distribution of $20.00 per Interest from cash reserves.

b) During July 1996, the Partnership sold the Mallard Cove Apartments in an all cash sale for $7,850,000. From the proceeds of the sale, the Partnership paid $3,962,005 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $421,826 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $2,280,000 from the sale of this property during the third quarter of 1996.

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. The joint venture property was sold in 1994, the 101 Marietta Tower office complex was sold in February 1996 and Mallard Cove Apartments was sold in July 1996. The Partnership continues to operate two properties.

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

Operations
- ----------

Summary of Operations
- ---------------------

Due to the February 1996 sale of the 101 Marietta Tower office complex, the Partnership recognized a loss before extraordinary item for the six months ended June 30, 1996 and a net loss for the quarter ended June 30, 1996 as compared to net income for the same periods in 1995. The purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing first mortgage loan and the Partnership recognized an extraordinary gain on extinguishment of debt in the first quarter of 1996. As a result the Partnership recognized a decrease in net income for the six months ended June 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

Due to the February 1996 sale of 101 Marietta Tower office complex, the Partnership recognized lower rental and service income, interest on mortgage notes payable, depreciation, property operating, real estate taxes, and property management fee expenses during 1996 as compared to 1995.

Due to higher cash balances during 1996 resulting from the proceeds received from the 101 Marietta Tower sale, interest income on short-term investments increased during the six months ended June 30, 1996 as compared to the same period in 1995. Interest income on short-term investments decreased during the quarter ended June 30, 1996 as compared to the same period in 1995 due to lower average cash balances resulting from the special distribution of the 101 Marietta Tower office complex sale proceeds to Limited Partners in April 1996.

A lower property assessment at the 101 Marietta Tower office complex, retroactive to the 1993 tax year, resulted in a refund of 1993 real estate taxes which was received in two installments during the first and second quarters of 1995, and was recognized as other income during the six months and quarter ended June 30, 1995.

The decrease in property operating expense resulting from the 101 Marietta Tower office complex sale was partially offset by additional payroll and repairs and maintenance costs incurred at the Knollwood Village Apartments and Canyon Point Apartments during 1996.

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

The Partnership incurred additional professional fees during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $7,141,000 as of June 30, 1996 as compared to December 31, 1995 primarily due to distributions to Limited Partners. Cash flow of approximately $1,529,000 was provided by operating activities during 1996 consisting primarily of cash provided by the operation of the Partnership's properties and interest income received on short-term investments which was partially offset by the payment of administrative expenses. The Partnership's investing activities generated cash of approximately $8,181,000 from the sale of 101 Marietta Tower office complex. Cash of approximately $16,851,000 was used in financing activities primarily consisting of distributions to Limited Partners and principal payments on mortgage notes payable.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. All three of the Partnership's remaining properties, owned at June 30, 1996, have underlying debt and during 1996 and 1995, all three of the properties generated positive cash flow. 101 Marietta Tower office complex generated positive cash flow in 1995 and before it was sold in February 1996. As of June 30, 1996, the occupancy rates of the Partnership's properties ranged from 94% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at improving property operating performance and to seek rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During July 1996, the Partnership sold the Mallard Cove Apartments and has entered into contracts to sell the Canyon Point Apartments for a sales price of $7,600,000 and the Knollwood Village Apartments for a sales price of $23,000,000. Additionally, the Partnership sold the 101 Marietta Tower office complex in February 1996. If the sales of Canyon Point and Knollwood Village Apartments close as expected, the Partnership's liquidation strategy will be accelerated.

In February 1996, the Partnership sold the 101 Marietta Tower office complex for a sales price of $26,000,000. The purchaser acquired the property subject to the existing $17,353,151 first mortgage loan and the Partnership paid selling costs of $465,743. The Partnership received net proceeds of $8,181,106 which were distributed to Limited Partners in April 1996. See Notes 4 and 5 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Mallard Cove Apartments for a sales price of $7,850,000. From the proceeds, the Partnership paid $3,962,005 in full satisfaction of the first mortgage loan and paid $421,826 in selling costs.
The Partnership received net proceeds of $3,466,169. Pursuant to the terms of the sale, $500,000 is being retained by the Partnership until October 1996 and the remaining proceeds will be distributed to Limited Partners in the fourth quarter of 1996. See Note 6 of Notes to Financial Statements for additional information.

In July 1996, the Partnership paid $1,320,275 ($25.00 per Interest) representing the regular quarterly distribution of Net Cash Receipts of $5.00 per Interest for the second quarter of 1996 and a special Net Cash Receipts distribution of $20.00 per Interest from cash reserves. The level of the regular quarterly Net Cash Receipts distribution is consistent with that of the prior quarter. Assuming property operations meet current projections, the Partnership anticipates making regular quarterly distributions from the Partnership's continuing property operations and from any cash reserves above an amount necessary to protect against unforeseen events. Including the July 1996 distribution, Limited Partners have received distributions of Net Cash Receipts totaling $280.50 and Net Cash Proceeds totaling $189.50 per $1,000 Interest, as well as certain tax benefits. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION
Item 5.  Other Information
- ---------------------------

Mallard Cove Apartments
- ------------------------

As previously reported, on April 23, 1996, the Partnership contracted to sell Mallard Cove Apartments (formerly Hidden Lake), Greenville, South Carolina, to an unaffiliated party, ERP Operating Limited Partnership ("ERP"), and Illinois limited partnership, for a sales price of $7,850,000. ERP subsequently assigned its interest in the contract to an affiliate, EQR-Deer Run Vistas, Inc., an Illinois corporation, and the sale closed on July 2, 1996. From the proceeds of the sale, the Partnership paid the outstanding balance of the first mortgage loan of $3,962,005, legal fees of $15,000, state withholding taxes of $328,326 and a $78,500 fee to an affiliate of the third party providing property management services for the property for services rendered in connection with the sale. The Partnership received $3,466,169 of remaining proceeds. Of such amount, $500,000 is being retained by the Partnership and will not be available for use or distribution by the Partnership until 120 days after closing.

Canyon Point Apartments
- ------------------------

In 1984, the Partnership acquired the Canyon Point Apartments, San Antonio, Texas, utilizing $4,442,445 of offering proceeds. The property was acquired subject to first mortgage financing of approximately $6,265,000. In 1993, the mortgage loan was refinanced with a new mortgage loan in the amount of $5,250,000. The Partnership contributed $1,000,770 towards the refinancing, including closing costs.

On August 2, 1996, the Partnership contracted to sell the property for a sales price of $7,600,000 to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership. The purchaser has deposited $300,000 into an escrow account as earnest money. The remainder of the sales price will be payable in cash at closing, scheduled for September 16, 1996. From the proceeds of the sale, the Partnership will pay the outstanding balance of the first mortgage loan which is expected to be approximately $5,068,000 at closing and $152,000 to a third party as a brokerage commission. An affiliate of the third party providing property management services for the property will receive a fee of $76,000 for services rendered in connection with the sale of the property. The Partnership will receive the remaining proceeds of approximately $2,304,000, less closing costs. Of such proceeds, an amount not to exceed $500,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 120 days after the closing. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

The Partnership has recently sold one other property to the purchaser. In addition, affiliates of the General Partner have recently sold or contracted to sell 26 other properties to the purchaser.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Knollwood Village Apartments
- -----------------------------

In 1984, the Partnership acquired the Knollwood Village Apartments, Grand Blanc, Michigan, utilizing approximately $9,470,000 of offering proceeds. A portion of the purchase price was payable in the form of wrap-around purchase money financing in the amount of $11,700,000. In 1994, the purchase money loan was refinanced with a new $13,000,000 first mortgage loan from an unaffiliated party. The Partnership received excess refinancing proceeds of $970,128, net of selling costs.

On July 27, 1996, the Partnership contracted to sell the property for a sales price of $23,000,000 to an unaffiliated party, Lautrec A.&D., L.L.C., a Michigan limited liability company. On or before September 10, 1996, upon completion of the purchaser's due diligence review, the purchaser will deposit $250,000 into an escrow account as earnest money. The remaining portion of the sales price will be payable in cash at closing, which is scheduled to occur on, or about, October 10, 1996. From the proceeds of the sale, the Partnership will pay the outstanding balance of the first mortgage loan, expected to be approximately $12,810,000 at closing and $460,000 to an unaffiliated party as a brokerage commission. An affiliate of the third party providing property management services for the property will receive a fee for services rendered in connection with the sale of the property of $172,500. The Partnership will receive the remaining proceeds of approximately $9,557,500, less closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

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

(10)(a) Agreement of Sale and attachment thereto relating to the sale of the 101 Marietta Tower office building previously filed as Exhibit (2) to the Registrants Current Report on form 8-K date December 19, 1995 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the Mallard Cove Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Mallard Cove Apartments, Greenville, South Carolina.

(iii)Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Mallard Cove Apartments, Greenville, South Carolina.

(c) Agreement of Sale and attachment thereto relating to the sale of the Canyon Point Apartments.

(d) Agreement of Sale and attachment thereto relating to the sale of the Knollwood Village Apartments.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.


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



Date: August 12, 1996
     ---------------------