Form 10-Q
period 1996-09-30
BALCOR EQUITY PROPERTIES XVIII
filed 1996-11-14
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                   1996           1995
                                            --------------- --------------
Cash and cash equivalents                   $    5,083,108  $  10,008,666
Escrow deposits                                  1,008,603      1,694,388
Accounts and accrued interest receivable            77,286        809,538
Prepaid expenses                                    93,383        178,688
Deferred expenses, net of accumulated
  amortization of $147,833 in 1996
  and $233,092 in 1995                             295,286        476,297
                                            --------------- --------------
                                                 6,557,666     13,167,577
                                            --------------- --------------
Investment in real estate, at cost:
  Land                                           2,065,748     10,331,853
  Buildings and improvements                    27,902,273     69,865,669
                                            --------------- --------------
                                                29,968,021     80,197,522
  Less accumulated depreciation                 16,825,060     35,250,546
                                            --------------- --------------
Investment in real estate, net of
  accumulated depreciation                      13,142,961     44,946,976
                                            --------------- --------------
                                            $   19,700,627  $  58,114,553
                                            =============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $       55,694  $     204,221
Due to affiliates                                   56,683         33,430
Accrued liabilities, principally interest
  and real estate taxes                            221,661      1,539,679
Security deposits                                  153,358        201,907
Mortgage notes payable                          17,924,471     39,475,209
                                            --------------- --------------
     Total liabilities                          18,411,867     41,454,446
                                            --------------- --------------
Limited Partners' capital (52,811
  Interests issued and outstanding)              1,484,506     16,881,697
General Partner's deficit                         (195,746)      (221,590)
                                            --------------- --------------
     Total partners' capital                     1,288,760     16,660,107
                                            --------------- --------------
                                            $   19,700,627  $  58,114,553
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                   1996           1995
                                            --------------- --------------
Income:
  Rental                                    $    5,079,207  $   9,690,486
  Service                                          261,119      2,444,518
  Interest on short-term investments               355,007        350,328
  Other income                                                    227,155
                                            --------------- --------------
    Total income                                 5,695,333     12,712,487
                                            --------------- --------------
Expenses:
  Interest on mortgage notes payable             1,469,034      2,740,534
  Depreciation                                   1,121,429      2,209,425
  Amortization of deferred expenses                 53,819         63,324
  Property operating                             2,109,657      4,040,421
  Real estate taxes                                647,820      1,039,850
  Property management fees                         320,942        604,034
  Administrative                                   366,651        306,409
                                            --------------- --------------
    Total expenses                               6,089,352     11,003,997
                                            --------------- --------------
(Loss) income before gain on sale of
  property and extraordinary items                (394,019)     1,708,490

Gain on sale of property                         2,279,824
                                            --------------- --------------
Income before extraordinary items                1,885,805      1,708,490

Extraordinary items:
  Gain on extinguishment of debt                   787,767
  Debt extinguishment expense                      (89,179)
                                            --------------- --------------
Net income                                  $    2,584,393  $   1,708,490
                                            =============== ==============
Income before extraordinary items
  allocated to General Partner              $       18,858  $      17,085
                                            =============== ==============
Income before extraordinary items
  allocated to Limited Partners             $    1,866,947  $   1,691,405
                                            =============== ==============
Income before extraordinary items
  per Limited Partnership Interest
  (52,811 issued and outstanding)           $        35.35  $       32.03
                                            =============== ==============
Extraordinary items allocated to
  General Partner                           $        6,986           None
                                            =============== ==============

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

Extraordinary items allocated to
  Limited Partners                                 691,602           None
                                            $ ============= ==============
Extraordinary items per Limited
  Partnership Interest (52,811
  issued and outstanding)                   $        13.10           None
                                            =============== ==============
Net income allocated to General Partner     $       25,844  $      17,085
                                            =============== ==============
Net income allocated to Limited Partners    $    2,558,549  $   1,691,405
                                            =============== ==============
Net income per Limited Partnership Interest
  (52,811 issued and outstanding)           $        48.45  $       32.03
                                            =============== ==============
Distributions to Limited Partners           $   17,955,740  $     792,165
                                            =============== ==============
Distributions per Limited Partnership
  Interests (52,811 issued and outstanding) $       340.00  $       15.00
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                   1996           1995
                                            --------------- --------------
Income:
  Rental                                    $    1,388,142  $   3,269,817
  Service                                           47,088        827,968
  Interest on short-term investments                80,534        136,747
                                            --------------- --------------
    Total income                                 1,515,764      4,234,532
                                            --------------- --------------
Expenses:
  Interest on mortgage notes payable               412,216        905,854
  Depreciation                                     330,091        736,474
  Amortization of deferred expenses                 14,030         21,108
  Property operating                               757,702      1,669,876
  Real estate taxes                                139,121        359,770
  Property management fees                          69,553        198,954
  Administrative                                    75,875         87,949
                                            --------------- --------------
    Total expenses                               1,798,588      3,979,985
                                            --------------- --------------
(Loss) income before gain on sale of
  property and extraordinary item                 (282,824)       254,547

Gain on sale of property                         2,279,824
                                            --------------- --------------
Income before extraordinary item                 1,997,000        254,547

Extraordinary item:
  Debt extinguishment expense                      (89,179)
                                            --------------- --------------
Net income                                  $    1,907,821  $     254,547
                                            =============== ==============
Income before extraordinary item
  allocated to General Partner              $       19,970  $       2,546
                                            =============== ==============
Income before extraordinary item
  allocated to Limited Partners             $    1,977,030  $     252,001
                                            =============== ==============
Income before extraordinary item
  per Limited Partnership Interest
  (52,811 issued and outstanding)           $        37.43  $        4.77
                                            =============== ==============
Extraordinary item allocated to
  General Partner                           $         (892)          None
                                            =============== ==============

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

Extraordinary item allocated to
  Limited Partners                          $      (88,287)          None
                                            =============== ==============
Extraordinary item per Limited
  Partnership Interest (52,811
  issued and outstanding)                   $        (1.67)          None
                                            =============== ==============
Net income allocated to General Partner     $       19,078  $       2,546
                                            =============== ==============
Net income allocated to Limited Partners    $    1,888,743  $     252,001
                                            =============== ==============
Net income per Limited Partnership
  Interest (52,811 issued and outstanding)  $        35.76  $        4.77
                                            =============== ==============
Distribution to Limited Partners            $    1,320,275  $     264,055
                                            =============== ==============
Distribution per Limited Partnership
  Interest (52,811 issued and outstanding)  $        25.00  $        5.00
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                   1996           1995
                                            --------------- --------------
Operating activities:
  Net income                                $    2,584,393  $   1,708,490
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on sale of property                   (2,279,824)
     Gain on extinguishment of debt               (787,767)
     Debt extinguishment expense                    89,179
     Depreciation of properties                  1,121,429      2,209,425
     Amortization of deferred expenses              53,819         63,324
       Net change in:
         Escrow deposits                           742,562         26,724
         Accounts and accrued interest
           receivable                              732,252       (209,779)
         Prepaid expenses                           85,305       (163,388)
         Accounts payable                         (148,527)       (23,977)
         Due to affiliates                          23,253        (46,811)
         Accrued liabilities                      (492,237)       304,302
         Security deposits                         (48,549)         4,213
                                            --------------- --------------
  Net cash provided by operating activities      1,675,288      3,872,523
                                            --------------- --------------
Investing activities:
  Distribution from joint venture
    with affiliate                                                482,229
  Proceeds from sales of real estate            16,496,849
  Costs incurred in connection with sales
    of real estate                                (887,569)
                                            --------------- --------------
  Net cash provided by investing activities     15,609,280        482,229
                                            --------------- --------------
Financing activities:
  Distributions to Limited Partners            (17,955,740)      (792,165)
  Repayment of mortgage note payable            (3,962,005)
  Release of capital improvement escrow             76,851
  Funding of capital improvement escrow           (133,650)
  Principal payments on mortgage
    notes payable                                 (235,582)      (447,040)
                                            --------------- --------------
  Net cash used in financing activities        (22,210,126)    (1,239,205)
                                            --------------- --------------

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

Net change in cash and cash equivalents         (4,925,558)     3,115,547
Cash and cash equivalents at
  beginning of period                           10,008,666      6,190,971
                                            --------------- --------------
Cash and cash equivalents at end of period  $    5,083,108  $   9,306,518
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $1,469,034, and $2,740,534 and paid interest expense of $1,866,618 and $2,865,819, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter       Payable
                                    ------------  ---------    -----------

   Reimbursement of expenses to
     the General Partner, at cost:   $   70,141   $  8,479     $   56,683

4. Property Sales:

(a) In February 1996, the Partnership sold the 101 Marietta Tower office complex for $26,000,000. The purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing $17,353,151 first mortgage loan and the Partnership paid $465,743 consisting of a brokerage commission and other selling costs. The basis of the property was written down at December 31, 1995 to an amount equal to the sales price less closing costs. As a result, the Partnership recognized a $1,016,987 provision for investment property writedown in 1995, and no gain or loss on the property sale in 1996.

(b) In July 1996, the Partnership sold the Mallard Cove Apartments in an all cash sale for $7,850,000. From the proceeds of the sale, the Partnership paid $3,962,005 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $421,826 in selling costs. The basis of the property was $5,148,350, which is net of accumulated depreciation of $3,432,919. For financial statement purposes, the Partnership recognized a gain of $2,279,824 from the sale of this property.

5. Extraordinary Items:

(a) The purchaser of the 101 Marietta Tower office complex acquired the property in February 1996 subject to the existing first mortgage loan. The Partnership recognized an extraordinary gain on extinguishment of debt of

$787,767 in 1996 representing the difference between the contractual amount of the first mortgage loan at the time of sale of $17,353,151 and the carrying amount of the note for financial statement purposes of $16,565,384 which included $825,781 of accrued interest and the write-off of deferred fees of $38,014.

(b) In July 1996, the Partnership sold the Mallard Cove Apartments. In connection with the sale the Partnership fully amortized the remaining deferred expenses in the amount of $89,179. This amount was recognized as an extraordinary item and was classified as a debt extinguishment expense.

6. Subsequent Events:

(a) In October 1996, the Partnership made a distribution of $3,696,770 ($70.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Net Cash Receipts of $5.00 per Interest for the third quarter of 1996 and a special Net Cash Proceeds distribution of $65.00 per Interest from the Mallard Cove Apartments sale.

(b) In October 1996, the Partnership sold the Knollwood Village Apartments in an all cash sale for $22,250,000. From the proceeds of the sale, the Partnership paid $12,810,259 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $1,151,082 in selling costs which includes $347,632 of prepayment penalties. For financial statement purposes, the Partnership will recognize a gain of approximately $13,511,000 from the sale of this property during the fourth quarter of 1996.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. The joint venture property was sold in 1994, the 101 Marietta Tower office complex was sold in February 1996, Mallard Cove Apartments was sold in July 1996 and Knollwood Village Apartments was sold in October 1996. The Partnership continues to operate the Canyon Point Apartments.

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

Operations
----------

Summary of Operations
---------------------

Due to the February 1996 and July 1996 sales of the 101 Marietta Tower office complex and the Mallard Cove Apartments, respectively, the Partnership recognized a loss before gain on sale of real estate and extraordinary items for the nine months and quarter ended September 30, 1996 as compared to income for the same periods in 1995. The Partnership recognized a gain on sale of property in connection with the July 1996 sale of the Mallard Cove Apartments. In addition, the purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing first mortgage loan and the Partnership recognized an extraordinary gain on extinguishment of debt in the first quarter of 1996. As a result of these events the Partnership recognized an increase in net income for the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

Due to the February 1996 sale of 101 Marietta Tower office complex and the July 1996 sale of Mallard Cove Apartments, the Partnership recognized lower rental and service income, interest on mortgage notes payable, depreciation, amortization, property operating, real estate taxes, and property management fee expenses during 1996 as compared to 1995.

Interest income on short-term investments decreased during the quarter ended September 30, 1996 as compared to the same period in 1995 due to lower average cash balances resulting from the special distribution of sales proceeds to Limited Partners in July 1996.

A lower property assessment at the 101 Marietta Tower office complex, retroactive to the 1993 tax year, resulted in a refund of 1993 real estate taxes which was received in two installments during the first and second quarters of 1995, and was recognized as other income during the nine months ended September 30, 1995.

The decrease in property operating expense resulting from the 1996 property sales was partially offset by additional payroll and repairs and maintenance costs incurred at the Canyon Point Apartments during 1996. In addition to the decrease caused by the sales, property operating expense decreased at the Knollwood Village Apartments for the quarter ended September 30, 1996 as compared to the same period in 1995 due to exterior painting and repairs expense incurred in 1995.

The Partnership incurred additional consulting fees during 1996. As a result, administrative expenses increased during the nine months ended September 30, 1996 as compared to the same period in 1995. Due to decreased legal fees, administrative expenses decreased during the quarter ended September 30, 1996 as compared to the same period in 1995.

The Partnership recognized a gain on sale of real estate of $2,279,824 during 1996 in connection with the July 1996 sale of the Mallard Cove Apartments.

The purchaser of the 101 Marietta Tower office complex acquired the property in February 1996 subject to the existing first mortgage loan. The Partnership recognized an extraordinary gain on extinguishment of debt of $787,767 in 1996 representing the difference between the contractual amount of the first mortgage loan at the date of sale and the carrying amount of the note for financial statement purposes. In addition, in connection with the sale of the Mallard Cove Apartments in July 1996, the Partnership fully amortized the remaining deferred expenses relating to the mortgage loan which resulted in the recognition of debt extinguishment expense in 1996. See Note 5 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $4,926,000 as of September 30, 1996 as compared to December 31, 1995 primarily due to distributions to Limited Partners from property sales. Cash flow of approximately $1,675,000 was provided by operating activities during 1996 consisting primarily of cash provided by the operation of the Partnership's properties and interest income received on short-term investments which was partially offset by the payment of administrative expenses. The Partnership's investing activities generated cash of approximately $15,609,000 from the sales of 101 Marietta Tower office complex and Mallard Cove Apartments. Cash of approximately $22,210,000 was used in financing activities primarily consisting of distributions to Limited Partners, the repayment of the Mallard Cove Apartments mortgage note payable and monthly principal payments on mortgage notes payable.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Both of the Partnership's remaining properties owned at September 30, 1996, have underlying debt and during each of 1996 and 1995, generated positive cash flow. The 101 Marietta Tower office complex and the Mallard Cove Apartments generated positive cash flow in 1995 and before they were sold in February 1996 and July 1996, respectively. As of September 30, 1996, the occupancy rates of the Partnership's properties were 94% at Canyon Point Apartments and 97% at Knollwood Village Apartments.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During February, July and October 1996, the Partnership sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, respectively. As a result of weaknesses in the San Antonio market the Partnership is not actively marketing the Canyon Point Apartments for sale. If current market conditions become favorable and the General Partner can obtain an appropriate sales price for the Canyon Point Apartments, the Partnership's liquidation strategy will be accelerated.

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

In July 1996, the Partnership sold the Mallard Cove Apartments for a sales price of $7,850,000. From the proceeds, the Partnership paid $3,962,005 in full satisfaction of the first mortgage loan and paid $421,826 in selling costs.
The Partnership received net proceeds of $3,466,169. Pursuant to the terms of the sale, the Partnership was required to hold back $500,000 of the sale proceeds until October 1996. The full amount of the holdback was released in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Knollwood Village Apartments for a sales price of $22,250,000. From the proceeds of the sale, the Partnership paid $12,810,259 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $1,151,082 in selling costs which includes $347,632 of prepayment penalties. The Partnership received net proceeds of $8,288,659. The proceeds will be distributed to Limited Partners in the first quarter of 1997. See Note 6 of Notes to Financial Statements for additional information.

In October 1996, the Partnership paid $3,696,770 ($70.00 per Interest) representing the regular quarterly distribution of Net Cash Receipts of $5.00 per Interest for the third quarter of 1996 and a special Net Cash Proceeds distribution of $65.00 per Interest from the Mallard Cove Apartments sale. The level of the regular quarterly Net Cash Receipts distribution is consistent with that of the prior quarter. After the Knollwood Apartments sales proceeds are distributed in January 1997, the Partnership will most likely discontinue regular quarterly distributions due to the minimum amount of cash flow that the

Partnership receives from Canyon Point Apartments. At such time as Canyon Point Apartments is sold, the net sales proceeds will be distributed to the Limited Partners. Including the October 1996 distribution, Limited Partners have received distributions of Net Cash Receipts totaling $285.50 and Net Cash Proceeds totaling $254.50 per $1,000 Interest, as well as certain tax benefits. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

The Canyon Point Apartments is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by this loan. As a result of the General Partner's efforts to modify and refinance this loan, the loan does not mature until 1998.

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

                      BALCOR EQUITY PROPERTIES - XVIII
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions;
equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts, recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------------

Canyon Point Apartments
-------------------------------

As previously reported, on August 2, 1996, the Partnership contracted to sell Canyon Point Apartments, San Antonio, Texas, to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $7,600,000. On September 6, 1996, the purchaser exercised its option to terminate the agreement of sale. Pursuant to the agreement of sale, the earnest money previously deposited by the purchaser and interest accrued thereon has been returned to the purchaser.

Knollwood Village Apartments
----------------------------

As previously reported, on July 27, 1996, the Partnership contracted to sell Knollwood Village Apartments, Grand Blanc, Michigan, to Lautrec A. & D., L.L.C., a Michigan limited liability company ("Lautrec"). The Partnership and Lautrec agreed to reduce the sale price to $22,250,000. In addition, Lautrec assigned its rights under the agreement of sale to an affiliate, Knollwood Village Associates, a Michigan limited partnership. The sale closed on October 1, 1996. From the proceeds of the sale, the Partnership repaid the outstanding balance of the first mortgage loan of $12,810,259 and paid a prepayment penalty of $347,632, $445,000 to an unaffiliated party as a brokerage commission, $166,875 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $191,575 in closing costs. The Partnership received the remaining proceeds of $8,288,659.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement, previously filed as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated May 15, 1984 (Registration No. 2-89380), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13357) are incorporated herein by reference.

(10)(a) Agreement of Sale and attachment thereto relating to the sale of the 101 Marietta Tower office building previously filed as Exhibit (2) to the Registrants Current Report on Form 8-K dated December 19, 1995 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the Mallard Cove Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Mallard Cove Apartments, Greenville, South Carolina, previously filed as Exhibit (10)(b)(ii) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Mallard Cove Apartments, Greenville, South Carolina, previously filed as Exhibit (10)(b)(iii) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of the Canyon Point Apartments, previously filed as Exhibit (10)(c) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(ii) Letter Agreement dated August 9, 1996 relating to the sale of the Canyon Point Apartments, San Antonio, Texas, is attached hereto.

(iii) Letter Agreement dated August 25, 1996 relating to the sale of the Canyon Point Apartments, San Antonio, Texas, is attached hereto.

(iv) Notice of Disapproval of Sale dated September 6, 1996 relating to the contract for sale of the Canyon Point Apartments, San Antonio, Texas is attached hereto.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of the Knollwood Village Apartments, Grand Blanc, Michigan, previously filed as Exhibit (10)(d) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Knollwood Village Apartments, Grand Blanc, Michigan, is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BALCOR EQUITY PROPERTIES - XVIII
                               A REAL ESTATE LIMITED PARTNERSHIP


                               By:   /s/ Thomas E. Meador
                                    ----------------------------------
                                      Thomas E. Meador
                                      President and Chief Executive Officer
                                      (Principal Executive Officer) of Balcor
                                      Equity Partners - XVIII, the General
                                      Partner



                               By:   /s/ Jayne A. Kosik
                                    ----------------------------------
                                      Jayne A. Kosik
                                      Vice President, and Chief Financial
                                      Officer (Principal Accounting Officer)
                                      of Balcor Equity Partners - XVIII,
                                      the General Partner



Date:  November 14, 1996
      ---------------------