Form 10-K
period 1996-12-31
BALCOR EQUITY PROPERTIES XVIII
filed 1997-03-27
CIK 740553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

The Registrant utilized the net offering proceeds to acquire four real property investments and a minority joint venture interest in one additional property. The Registrant has since disposed of three of these properties and the property in which the Registrant held a minority joint venture interest. As of December 31, 1996 the Registrant owned the Canyon Point Apartments described under "Item
2. Properties". The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's remaining property, Canyon Point Apartments, is subject to competitive conditions in the market in which it is located. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant's remaining property faces various levels of competition for retention of its tenants from similar types of properties in the vicinity in which it is located. The Registrant has no plans to change the current use of or to renovate its remaining property.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost, triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

During February, July and October 1996, the Registrant sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, respectively. Additionally, the Registrant is actively marketing the Canyon Point Apartments for sale. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

During February, July and October 1996, the Registrant sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, for sales prices of $26,000,000, $7,850,000 and $22,250,000, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

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

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owns the property described below in fee simple:

Location                     Description of Property
--------                     -----------------------

San Antonio, Texas           Canyon Point Apartments: a 214-unit apartment
                             complex located on approximately 9 acres.

This property is held subject to a mortgage loan as described in Note 5 of Notes to the Financial Statements.

The average occupancy rates and effective average rent per unit for each of the last five years for the property owned by the Registrant at December 31, 1996, are described below.

                        1996     1995      1994      1993      1992
                        ----     ----      ----      ----      ----
Canyon Point
  Occupancy rate         91%      94%       93%       93%       95%
  Effective rent        $584     $592      $597      $578      $512

Apartment units in this property are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1996 for this property were $167,154.

The Federal tax basis of the Registrant's property was $9,079,213 as of December 31, 1996. For Federal income tax purpose, the acquisition costs of the property are depreciated over a life of 18 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided adequate insurance coverage for its property.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 4,995.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                   -----------------------------------------------------------
                       1996        1995        1994        1993       1992
                   ------------ ----------  ----------  ---------- -----------

Total income      $ 6,189,299 $16,743,567 $16,740,793 $15,328,981  $13,535,576
Provision for in-
  vestment property
  writedown              None   1,016,987        None        None        None
Net income(loss)   15,908,429   1,240,270     885,014      (8,829)  (1,754,481)
Net income(loss) per
  Limited Partner-
  ship Interest        298.22       23.25       16.59        (.16)      (32.89)
Total assets       15,865,854  58,114,553  58,914,891  58,492,849   58,875,919
Mortgage notes
  payable           5,101,842  39,475,209  40,078,625  39,289,424   39,415,967
Distributions per
  Limited Partner-
  ship Interest(A)     410.00       20.00       20.00        None         None

(A) These amounts include a distribution of Original Capital of $240 per Limited Partnership Interest for 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------
Due to the sales of the 101 Marietta Tower office complex, Mallard Cove Apartments and Knollwood Village Apartments, in February, July and October 1996, respectively, Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") recognized a gain on sale of real estate in 1996 which resulted in a higher net income in 1996 as compared to 1995. Improved operations at the 101 Marietta Tower office complex and the Knollwood Village Apartments resulted in an increase in net income for the Partnership for 1995 as compared to 1994. This increase was offset by a provision for investment property write-down recognized in 1995 in connection with the sale of the 101 Marietta Tower office complex in 1996. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The Partnership sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments in February, July and October 1996, respectively. As a result, the Partnership recognized lower rental income during 1996 as compared to 1995.

Due to the sales of the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, the Partnership recognized
lower service income during 1996 as compared to 1995.   In addition, a real
estate tax refund of $227,155 which was received in 1995 and recognized as service income was subsequently refunded in 1996 to the General Service Administration a tenant at the 101 Marietta Tower office complex, which further reduced service income in 1996.

Due to the sales of the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, the Partnership recognized lower interest expense on mortgage notes payable during 1996 as compared to 1995.

Due to the sales of the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, the Partnership recognized lower depreciation expense during 1996 as compared to 1995.

Due to the sales of the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, the Partnership recognized lower amortization expense during 1996 as compared to 1995.

Due to the sales of the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, the Partnership recognized lower property operating expense during 1996 as compared to 1995.

Due to the sales of the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, the Partnership recognized lower real estate tax expense during 1996 as compared to 1995.

Due to the sales of the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, the Partnership recognized lower property management fees during 1996 as compared to 1995.

The 101 Marietta Tower office complex was sold in February 1996. At December 31, 1995, for financial statement purposes, the property was written down to an amount equal to the net sales proceeds received from the sale and the Partnership recognized a provision for investment property writedown of $1,016,987.

The Partnership recognized gains on sales of real estate of $16,267,970 in connection with the sales of the Mallard Cove Apartments and Knollwood Village Apartments in 1996.

The purchaser of the 101 Marietta Tower office complex acquired the property in February 1996 subject to the existing first mortgage loan. The Partnership recognized an extraordinary gain on extinguishment of debt of $787,767 in 1996 representing the difference between the contractual amount of the first mortgage loan at the date of sale of $17,353,151 and the carrying amount of the note for financial statement purposes of $16,565,384 which included $825,781 of accrued interest and the write off of deferred fees of $38,014.

In connection with the sales of the Mallard Cove Apartments and Knollwood Village Apartments, the Partnership wrote off the remaining unamortized deferred expenses relating to the mortgage loans of $344,828 and paid a prepayment penalty of $347,633. These items resulted in the recognition of debt extinguishment expense in 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $264,000 as of December 31, 1996 as compared to December 31, 1995. Cash flow of approximately $1,625,000 was provided by operating activities during 1996 consisting primarily of cash provided by the operation of the Partnership's properties and interest income received on short-term investments which was partially offset by the payment of administrative expenses and the payment of prepayment penalties relating to certain property sales. The Partnership's investing activities generated cash of approximately $37,881,000 from the sales of three properties net of closing costs. Cash of approximately $39,242,000 was used in financing activities primarily consisting of approximately $21,653,000 of distributions to Limited Partners and the repayment of two mortgage notes payable of approximately $16,772,000. In addition, in January 1997, the Partnership made a special distribution of $8,185,705 to the Limited Partners primarily from the proceeds received in connection with the sale of the Knollwood Village Apartments.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Partnership's sole property owned at December 31, 1996 generated positive cash flow in each of 1996 and 1995. The 101 Marietta Tower office complex, Mallard Cove Apartments and Knollwood Village Apartments generated positive cash flow in 1995 and before they were sold in February, July and October 1996, respectively. As of December 31, 1996, the occupancy rate at the Canyon Point Apartments was 93%.

Canyon Point Apartments is located in San Antonio, Texas, in the north central sub-market. The apartment complexes in this area offer rental rates ranging from moderate to upper end. Canyon Point's rents fall in the moderate category. The 1996 average occupancy at the property was 91%; sub-market occupancy for similar properties averaged 91%. The San Antonio multi-family market is considered soft as a result of 6,000 new apartment units constructed over the last three years with an additional 2,500 units anticipated for 1997. Flat or declining rental rates are projected into the foreseeable future.

The Canyon Point Apartments is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by this loan. The Partnership is currently marketing this property for sale. The Partnership anticipates selling the property before the loan matures in 1998.

During February, July and October 1996, the Partnership sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, respectively. Additionally, the Partnership is actively marketing the Canyon Point Apartments for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In February 1996, the Partnership sold the 101 Marietta Tower office complex for a sale price of $26,000,000. The purchaser of the 101 Marietta Tower office complex took title subject to the existing first mortgage loan of $17,353,151. From the proceeds of the sale, the Partnership paid $308,794 in selling costs. The remainder of the proceeds were distributed to Limited Partners in April 1996. See Notes 10 and 11 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Mallard Cove Apartments in an all cash sale for $7,850,000. From the proceeds of the sale, the Partnership paid $3,962,005 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $101,300 in selling costs. Pursuant to the terms of the sale, the Partnership was required to hold back $500,000 of the sale proceeds until October 1996. The full amount of the holdback was released in October 1996. The remainder of the proceeds were distributed to the Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Knollwood Village Apartments in an all cash sale for $22,250,000. From the proceeds of the sale, the Partnership paid $12,810,259 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $803,450 in selling costs and $347,632 of prepayment penalties. The remainder of the proceeds were distributed to Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

The Partnership made four distributions totaling $410.00, $20.00 and $20.00 per Interest in 1996, 1995 and 1994, respectively. See Statement of Partners'
Capital for additional information.   Distributions were comprised of $170.00
of Net Cash Receipts and $240.00 of Net Cash Proceeds in 1996, and $20.00 of Net Cash Receipts for both 1995 and 1994. Distributions increased in 1996 as compared to 1995 primarily due to the property sales and the distribution of cash reserves.

In January 1997, the Partnership paid $8,317,733 ($157.50 per Interest) representing the regular quarterly distribution of Net Cash Receipts of $2.50 per Interest for the fourth quarter of 1996 and a special Net Cash Proceeds distribution of $155.00 per Interest from the Knollwood Village Apartments sale. The Partnership has discontinued regular quarterly distributions due to the minimum amount of cash flow that the Partnership receives from Canyon Point Apartments. At such time as Canyon Point Apartments is sold, available Net Cash Proceeds will be distributed to the Limited Partners. Including the January 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $288.00 and Net Cash Proceeds of $409.50, totaling $697.50 per $1,000 Interest, as well as certain tax benefits. In light of results to date the General Partner does not anticipate that investors will recover all of their original investment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedules in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $15,865,854   13,323,968  $58,114,553   $54,224,324
Partners' capital
  (deficit):
    General Partner      (62,506)     (70,009)    (221,590)     (219,628)
    Limited Partners  10,501,057   15,093,324   16,881,697    13,719,433
Net income:
    General Partner      159,084      149,619       12,403        17,674
    Limited Partners  15,749,345   23,503,876    1,227,867     1,749,706
    Per Limited Part-
      nership Interest    298.22       445.06        23.25         33.13

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

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                                 OFFICERS
            -----                                 --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.


(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,425 in 1996 with respect to one of the executive officers and directors of Balcor Equity Partners-XVIII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(4) Form of Subscription Agreement, previously filed as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated May 15, 1984 (Registration No. 2-89380), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts

(a) Agreement of Sale and attachment thereto relating to the sale of the 101 Marietta Tower office building previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated December 19, 1995 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the Mallard Cove Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Mallard Cove Apartments, Greenville, South Carolina, previously filed as Exhibit (10)(b)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Mallard Cove Apartments, Greenville, South Carolina, previously filed as Exhibit (10)(b)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of the Knollwood Village Apartments, Grand Blanc, Michigan, previously filed as Exhibit (10)(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(ii) First Amendment to the Agreement of Sale dated August 9, 1996 relating to the sale of the Knollwood Village Apartments, Grand Blanc, Michigan, previously filed as Exhibit (10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

  (b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

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

                         BALCOR EQUITY PROPERTIES-XVIII
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Jayne A. Kosik
                            -----------------------------------
                            Jayne A. Kosik
                            Managing Director and Chief
                            Financial Officer (Principal
                            Accounting and Financial
                            Officer) of Balcor Equity
                            Partners-XVIII, the General Partner

Date: March 24, 1997
     -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                        Date
----------------------   -----------------------------       -------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-XVIII, the General
/s/Thomas E. Meador      Partner                            March 24, 1997
----------------------                                      --------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer and
                         Financial Officer) of Balcor
                         Equity Partners-XVIII, the
 /s/Jayne A. Kosik       General Partner                    March 24, 1997
----------------------                                      --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties-XVIII
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1996. We have also audited the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.



                                        /s/Coopers & Lybrand L.L.P.

                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 24, 1997

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Properties-XVIII:
A Real Estate Limited Partnership:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Balcor Equity Properties - XIV, an affiliate, which is the majority joint venturer of the partnership which owned the Belmere Apartments. The Partnership's share of the operating income of this joint venture included in the accompanying 1994 statement of income and expenses was approximately $755,000 (principally due to the gain on sale of the property owned). The financial statements of Balcor Equity Properties - XIV were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the aforementioned investment in joint venture, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Equity Properties-XVIII A Real Estate Limited Partnership for the year ended
December 31, 1994, in conformity with generally accepted accounting principles.


                                        /s/Ernst & Young LLP

                                        ERNST & YOUNG LLP

Chicago, Illinois
March 1, 1995

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                   1996           1995
                                             -------------- --------------
Cash and cash equivalents                    $  10,272,801  $  10,008,666
Escrow deposits                                    263,326      1,694,388
Accounts and accrued interest receivable           100,430        809,538
Notes receivable                                    31,878
Prepaid expenses                                    17,314        178,688
Deferred expenses, net of accumulated
  amortization of $79,273 in 1996
  and $233,092 in 1995                              33,974        476,297
                                             -------------- --------------
                                                10,719,723     13,167,577
                                             -------------- --------------
Investment in real estate:
  Land                                             778,460     10,331,853
  Buildings and improvements                     8,051,683     69,865,669
                                             -------------- --------------
                                                 8,830,143     80,197,522
  Less accumulated depreciation                  3,684,012     35,250,546
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                       5,146,131     44,946,976
                                             -------------- --------------
                                             $  15,865,854  $  58,114,553
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      44,904  $     204,221
Due to affiliates                                   98,947         33,430
Accrued liabilities, principaly interest
  and real estate taxes                            167,154      1,539,679
Security deposits                                   14,456        201,907
Mortgage notes payable                           5,101,842     39,475,209
                                             -------------- --------------
     Total liabilities                           5,427,303     41,454,446
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)             10,501,057     16,881,697
General Partner's deficit                          (62,506)      (221,590)
                                             -------------- --------------
     Total partners' capital                    10,438,551     16,660,107
                                             -------------- --------------
                                             $  15,865,854  $  58,114,553
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994

                                    Partners' Capital (Deficit) Accounts
                              -------------- -----------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                              -------------- -------------- --------------
Balance at December 31, 1993  $  16,647,263  $    (242,843) $  16,890,106
Cash distributions to
  Limited Partners (A)           (1,056,220)                   (1,056,220)
Net income for the year
  ended December 31, 1994           885,014          8,850        876,164
                              -------------- -------------- --------------
Balance at December 31, 1994     16,476,057       (233,993)    16,710,050
Cash distributions to
  Limited Partners (A)           (1,056,220)                   (1,056,220)
Net income for the year
  ended December 31, 1995         1,240,270         12,403      1,227,867
                              -------------- -------------- --------------
Balance at December 31, 1995     16,660,107       (221,590)    16,881,697
Cash distributions to
  Limited Partners (A)          (21,652,510)                  (21,652,510)
Deemed distribtution (B)           (477,475)                     (477,475)
Net income for the year
  ended December 31, 1996        15,908,429        159,084     15,749,345
                              -------------- -------------- --------------
Balance at December 31, 1996  $  10,438,551  $     (62,506) $  10,501,057
                              ============== ============== ==============

(A) Summary of cash distributions per Interest:

                                    1996           1995           1994
                              -------------- -------------- --------------
      First Quarter           $        5.00  $        5.00  $        5.00
      Second Quarter                 310.00           5.00           5.00
      Third Quarter                   25.00           5.00           5.00
      Fourth Quarter                  70.00           5.00           5.00

(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sales of the 101 Marietta Tower office complex and the Mallard Cove Apartments.

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                   1996           1995           1994
                              -------------- -------------- --------------
Income:
  Rental                      $   5,386,395  $  12,939,827  $  12,672,200
  Service                           106,759      3,331,061      3,090,448
  Interest on short-term
    investments                     514,145        472,679        223,412
  Participation in income
   of joint venture
   with an affiliate                                              754,733
                              -------------- -------------- --------------
    Total income                  6,007,299     16,743,567     16,740,793
                              -------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                 1,585,566      3,647,305      3,785,223
  Depreciation                    1,182,379      2,956,956      2,935,846
  Amortization of deferred
    expenses                         59,481         84,433         67,939
  Property operating              2,354,671      5,438,275      6,270,831
  Real estate taxes                 514,169      1,157,793      1,400,303
  Property management fees          339,238        800,165        930,617
  Administrative                    426,642        401,383        465,020
  Provision for investment
    property writedown                           1,016,987
                              -------------- -------------- --------------
    Total expenses                6,462,146     15,503,297     15,855,779
                              -------------- -------------- --------------
(Loss) income before gain on
  sale of properties and
  extraordinary items              (454,847)     1,240,270        885,014
Gain on sale of properties       16,267,970
Income before extraordinary   --------------
  items                          15,813,123
Extraordinary items:
  Gain on extinguishment
    of debt                         787,767
  Debt extinguishment expense      (692,461)
                              -------------- -------------- --------------
Net income                    $  15,908,429  $   1,240,270  $     885,014
                              ============== ============== ==============
Income before extraordinary
  items allocated to
  General Partner             $     158,131  $      12,403  $       8,850
                              ============== ============== ==============
Income before extraordinary
  items allocated to
  Limited Partners            $  15,654,992  $   1,227,867  $     876,164
                              ============== ============== ==============

Income before extraordinary
  items per Limited
  Partnership Interest(52,811
  issued and outstanding)     $      296.43  $       23.25  $       16.59
                              ============== ============== ==============
Extraordinary items allocated
  to General Partner          $         953           None           None
                              ============== ============== ==============
Extraordinary items allocated
  to Limited Partners         $      94,353           None           None
                              ============== ============== ==============
Extraordinary items per
  Limited Partnership
  Interest (52,811
  issued and outstanding)     $        1.79           None           None
                              ============== ============== ==============
Net income allocated
  to General Partner          $     159,084  $      12,403  $       8,850
                              ============== ============== ==============
Net income allocated
  to Limited Partners         $  15,749,345  $   1,227,867  $     876,164
                              ============== ============== ==============
Net income per Limited
  Partnership Interest(52,811
  issued and outstanding)     $      298.22  $       23.25  $       16.59
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                   1996           1995           1994
                              -------------- -------------- --------------
Operating activities:
  Net income                  $  15,908,429  $   1,240,270  $     885,014
  Adjustments to reconcile
    net income to net
    cash provided by
    operating activities:
      Gain on sale
        of properties           (16,267,970)
      Gain on extinguishment
        of debt                    (787,767)
      Debt extinguishment
        expense                      (2,805)
      Provision for investment
        property  writedown                      1,016,987
      Participation in loss
        of joint venture with
        an affiliate                                             (754,733)
      Depreciation                1,182,379      2,956,956      2,935,846
      Amortization of deferred
        expenses                     59,482         84,433         67,939
      Collection of
        recoverable expenses                                    1,509,618
      Net change in:
        Escrow deposits           1,175,420        (87,700)      (141,768)
        Accounts and accrued
          interest receivable       709,108       (190,143)      (103,281)
        Notes receivable            (31,878)
        Prepaid expenses            161,374       (120,290)        96,810
        Accounts payable           (159,317)       (21,115)        65,145
        Due to affiliates            65,517        (33,615)        (9,012)
        Accrued liabilities        (546,744)      (313,953)        35,732
        Security deposits          (187,451)       (12,289)         6,314
                              -------------- -------------- --------------
  Net cash provided by
    operating activities          1,277,777      4,519,541      4,593,624
                              -------------- -------------- --------------
Investing activities:
  Capital contributions to
    joint venture with
    an affiliate                                                  (21,628)
  Distribution from joint
    venture with an affiliate                      482,229
  Proceeds from sales of
    real estate                  39,094,483
  Costs incurred in
    connection with
    sales of real estate         (1,213,544)

  Improvements to properties                                     (333,283)
                              -------------- -------------- --------------
  Net cash provided by (used
     in) investing activities    37,880,939        482,229       (354,911)
                              -------------- -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                    (21,652,510)    (1,056,220)    (1,056,220)
  Deemed distribution              (477,475)
  Repayment of mortgage notes
    payable                     (16,772,264)                  (11,700,000)
  Proceeds from refinancing of
    mortgage note payable                                      13,000,000
  Payment of deferred expenses                                   (329,872)
  Release of capital
    improvement escrow              389,270        668,946        172,331
  Funding of capital
    improvement escrow             (133,650)      (193,385)      (903,512)
  Principal payments on
    mortgage notes payable         (247,952)      (603,416)      (510,799)
                              -------------- -------------- --------------
  Net cash used in
    financing activities        (38,894,581)    (1,184,075)    (1,328,072)
                              -------------- -------------- --------------
Net change in cash and cash
  equivalents                       264,135      3,817,695      2,910,641
Cash and cash equivalents at
  beginning of year              10,008,666      6,190,971      3,280,330
                              -------------- -------------- --------------
Cash and cash equivalents at
  end of year                 $  10,272,801  $  10,008,666  $   6,190,971
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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is engaged principally in the operation of residential real estate located in San Antonio, Texas.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, respectively. Additionally, the Partnership is actively marketing the Canyon Point Apartments for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current estimated sales price less closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of mortgage refinancing fees which are amortized over the terms of the respective agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership loss or income in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) A reclassification has been made to the previously reported 1994 and 1995 financial statements to conform with the classification used in 1995 and 1996. This reclassification has not changed the 1994 or 1995 results.

4. Partnership Agreement:

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

When and as cash distributions are made, 100% of the Net Cash Receipts will be distributed to holders of Interests. The General Partner will not receive any portion of Net Cash Receipts; however, there will be accrued for the benefit of the General Partner an amount equal to 1% of Net Cash Receipts distributed to holders of Interests, which will be only paid out of Net Cash Proceeds as a part of the General Partner's distributive share on sale or refinancing of properties.

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

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                   Carrying     Carrying Current  Final
Property           Amount of   Amount of  Inter-  Matur-  Periodic  Estimated
Pledged as         Notes at     Notes at   est     ity    Payment    Balloon
Collateral         12/31/96     12/31/95   Rate    Date    Terms     Payment
--------------    ----------   ---------- ------  ------  -------   ----------
Apartment Complexes:
Canyon Point      $ 5,101,842 $ 5,149,774   8.59%  1998  $ 40,703   $ 5,022,000
Mallard Cove(A)          None   3,976,029
Knollwood
 Village (B)             None  12,878,068

Office Building:
101 Marietta
 Tower (C)               None  17,471,338
                  ----------- -----------

                  $ 5,101,842 $39,475,209
                  =========== ===========

(A) The property collateralizing this loan was sold in July 1996. See Note 10 of Notes to Financial Statements for additional information.

(B) The property collateralizing this loan was sold in October 1996. See Note 10 of Notes to Financial Statements for additional information.

(C) In February 1996, the property collateralizing this loan was sold. See Note 10 of Notes to Financial Statements for additional information.

During 1996, 1995 and 1994 the Partnership incurred interest expense on mortgage notes payable of $ 1,585,566, $3,647,305 and $3,785,223 and paid interest expense of $1,983,150, $3,804,468 and $3,968,746, respectively.

The Partnership's loan described above requires current monthly payments of principal and interest.

Real estate with an aggregate net carrying value of $5,146,131 at December 31, 1996 was pledged as collateral for repayment of the mortgage note.

Maturity of the above mortgage note payable during each of the next five years are approximately as follows:

                         1997           $   52,000
                         1998            5,050,000

6. Management Agreements:

As of December 31, 1996, the property owned by the Partnership is under a management agreement with a third-party management company. This management agreement provides for an annual fee of 5% of gross operating receipts for the property.

7. Investment in Joint Venture with an Affiliate:

The Partnership owned a 25.6% joint venture interest in Belmere Apartments and accounted for it under the equity method. In December 1994, the joint venture sold the property for a sale price of $8,500,000. From the sale proceeds, the joint venture repaid the first mortgage loan and other selling costs and received approximately $1,755,000. In February 1995, the Partnership received a distribution of $482,229 which represented its share of sale proceeds and fourth quarter 1994 property operations. This amount was included in accounts receivable in the financial statements at December 31,1994. The Partnership's share of the gain on the sale was $949,032 and was included in "Participation in income of joint venture with an affiliate" in 1994 and was partially offset by the Partnership's share of operating losses through the sale date. During 1994 the Partnership made capital contributions of $21,628 to the joint venture.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $7,745,066 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                              For the          For the          For the
                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None None None $842,028 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $11,263 $15,167  $46,607  $4,326   61,056 $22,549
    Data processing         1,838   2,476   12,337     525   30,712   5,868
    Investor communica-
      tions                  None    None    6,127    None   18,801   5,524
    Legal                  11,036  14,863   24,805   3,699   12,405   6,419
    Portfolio management   34,924  47,033   90,767  14,122   93,124   9,612
    Other                    None    None   10,317   1,502   12,405  17,073
    Property sales         14,282  19,408   10,741   9,256     None    None

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $8,804, $97,729 and $118,333 for 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Property Sales:

(a) In February 1996, the Partnership sold the 101 Marietta Tower office complex for $26,000,000. The purchaser of the 101 Marietta Tower office complex acquired the property subject to the existing $17,353,151 first mortgage loan and the Partnership paid $308,794 in selling costs. In addition, the Partnership paid a state withholding tax of $156,949 on behalf of the Limited Partners relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statements purposes. The basis of the property was written down at December 31, 1995 to an amount equal to the sale price less closing costs. As a result, the Partnership recognized a $1,016,987 provision for investment property writedown in 1995. Due to the classification of the state withholding tax as a deemed distribution, the Partnership recognized a gain of $156,949 on the property sale in 1996.

(b) In July 1996, the Partnership sold the Mallard Cove Apartments in an all cash sale for $7,850,000. From the proceeds of the sale, the Partnership paid $3,962,005 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $101,300 in selling costs. In addition, the Partnership paid a state withholding tax of $320,526 on behalf of the Limited Partners relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statements purposes. The basis of the property was $5,148,349, which is net of accumulated depreciation of $3,432,919. For financial statement purposes, the Partnership recognized a gain of $2,600,351 from the sale of this property.

(c) In October 1996, the Partnership sold the Knollwood Village Apartments in an all cash sale for $22,250,000. From the proceeds of the sale, the Partnership paid $12,810,259 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $803,450 in selling costs and $347,633 of prepayment penalties. The basis of the property was $7,935,880, which is net of accumulated depreciation of $13,201,999. For financial statement purposes, the Partnership recognized a gain of $13,510,670 from the sale of this property.

11. Extraordinary Items:

(a) The purchaser of the 101 Marietta Tower office complex acquired the property in February 1996 subject to the existing first mortgage loan. The Partnership recognized an extraordinary gain on extinguishment of debt of $787,767 in 1996 representing the difference between the contractual amount of the first mortgage loan at the time of sale of $17,353,151 and the carrying amount of the note for financial statement purposes of $16,565,384 which included $825,781 of accrued interest and the write-off of unamortized deferred fees of $38,014.

(b) In July and October of 1996, the Partnership sold the Mallard Cove Apartments and Knollwood Village Apartments, respectively. In connection with the sales, the Partnership paid $347,633 of prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $344,829. These amounts were recognized as extraordinary items and classified as debt extinguishment expenses.

12. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximates the carrying value.

13. Contingency:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

14. Subsequent Event:

In January 1997, the Partnership paid a distribution of $8,317,733 ($157.50 per Interest) to holders of Limited Partnership Interests representing a quarterly distribution of Net Cash Receipts of $2.50 per Interest for the fourth quarter of 1996 and a special Net Cash Proceeds distribution of $155.00 per Interest from the Knollwood Village Apartments sale.

                                     BALCOR EQUITY PROPERTIES-XVIII
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs       of Basis
     Description              brances     Land    provements    ments       (b)           (c)
---------------------         -------   -------- ------------ ---------- ---------    -----------
Canyon Point Apts.,
  214-units in
  San Antonio, TX               (a)   $  800,000  $ 8,134,000  $ 135,362   $  9,850   $(249,068)

                                     -----------  ----------- ----------   --------   ---------
    Total                             $  800,000  $ 8,134,000  $ 135,362   $  9,850   $(249,068)
                                     ===========  =========== ==========   ========   =========

                                     BALCOR EQUITY PROPERTIES-XVIII
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
                                              (Continued)

       Col. A                          Col. E                 Col. F      Col. G   Col. H    Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                    Which Depre-
                          -------------------------------                                   ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements     (c)(d)     tion(e)   struction  uired    is Computed
-------------------       --------  ----------   ----------   ---------  --------- -----  --------------
Canyon Point Apts.,
  214-units in
  San Antonio, TX      $   778,460 $ 8,051,684  $ 8,830,144 $ 3,684,012     1984    1984         (f)
                       ----------- -----------  ----------- -----------
    Total              $   778,460 $ 8,051,684  $ 8,830,144 $ 3,684,012
                       =========== ===========  =========== ===========

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See description of Mortgage Notes Payable in Note 5 of Notes to Financial Statements.

(b) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(c)Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(d) The aggregate cost of land for Federal income tax purposes is $800,877 and the aggregate cost of buildings and improvements for Federal income tax purposes is $8,278,336. The total of these is $9,079,213.

                       (e)Reconciliation of Real Estate
                        --------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------
    Balance at beginning
      of year                      $80,197,522  $81,214,509  $80,881,226

    Additions during the year:
      Improvements                                               333,283

     Reductions during the year:
       Investment property writedown             (1,016,987)
       Cost of real estate sold     (71,367,379)
                                   -----------  -----------  -----------

    Balance at end of year          $8,830,143  $80,197,522  $81,214,509
                                   ===========   ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------

                                       1996         1995         1994
                                   -----------  -----------  -----------
    Balance at beginning of year   $35,250,546  $32,293,590  $29,357,744
    Accumulated depreciation of
       property sold               (32,748,913)
    Depreciation expense for
      the year                       1,182,379    2,956,956    2,935,846
                                  ------------  -----------  -----------

    Balance at end of year          $3,684,012  $35,250,546  $32,293,590
                                  ============  ===========  ===========

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements             30
               Furniture and fixtures                 5