Form 10-K/A
period 1996-12-31
BALCOR EQUITY PROPERTIES XVIII
filed 1997-04-04
CIK 740553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to the property of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BALCOR EQUITY PROPERTIES-XVIII
                           A REAL ESTATE LIMITED PARTNERSHIP


                           By:  /s/ Jayne A. Kosik
                               --------------------------------
                                Jayne A. Kosik
                                Managing Director and Chief
                                Financial Officer (Principal
                                Accounting and Financial
                                Officer) of Balcor Equity
                                Partners-XVIII, the General Partner

Date:  April 4, 1997
      -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Title                    Date
---------------------  -----------------------------  -------------
                       President and Chief Executive
                       Officer (Principal Executive
                       Officer) of Balcor Equity
                       Partners-XVIII, the General
/s/ Thomas E. Meador   Partner                        April 4, 1997
---------------------                                 -------------
    Thomas E. Meador

                       Managing Director and Chief
                       Financial Officer (Principal
                       Accounting Officer and
                       Financial Officer) of Balcor
                       Equity Partners-XVIII, the
/s/ Jayne A. Kosik     General Partner                April 4, 1997
---------------------                                 -------------
Jayne A. Kosik