Form 10-Q
period 1997-03-31
BALCOR EQUITY PROPERTIES XVIII
filed 1997-05-13
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March  31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   1,814,843  $  10,272,801
Escrow deposits                                    153,428        263,326
Accounts and accrued interest receivable            85,384        100,430
Note receivable                                     19,127         31,878
Prepaid expenses                                     3,725         17,314
Deferred expenses, net of accumulated
  amortization of $84,935 in 1997
  and $79,273 in 1996                               28,312         33,974
                                             -------------- --------------
                                                 2,104,819     10,719,723
                                             -------------- --------------
Investment in real estate:
  Land                                             778,460        778,460
  Buildings and improvements                     8,051,683      8,051,683
                                             -------------- --------------
                                                 8,830,143      8,830,143
  Less accumulated depreciation                  3,744,963      3,684,012
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                       5,085,180      5,146,131
                                             -------------- --------------
                                             $   7,189,999  $  15,865,854
                                             ============== ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       5,328  $      44,904
Due to affiliates                                   96,876         98,947
Accrued liabilities, principally
  real estate taxes                                 43,441        167,154
Security deposits                                   14,399         14,456
Mortgage note payable                            5,089,204      5,101,842
                                             -------------- --------------
     Total liabilities                           5,249,248      5,427,303
                                             -------------- --------------

                         BALCOR EQUITY PROPERTIES-XVIII
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March  31, 1997 and December 31, 1996
                                  (Unaudited)

                                                  1997           1996
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)              2,102,401     10,501,057
General Partner's deficit                         (161,650)       (62,506)
                                             -------------- --------------
     Total partners' capital                     1,940,751     10,438,551
                                             -------------- --------------
                                             $   7,189,999  $  15,865,854
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                             -------------- --------------
Income:
  Rental                                     $     311,744  $   1,984,166
  Service                                            4,602        154,578
  Interest on short-term investments                44,355        205,597
                                             -------------- --------------
    Total income                                   360,701      2,344,341
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable               109,472        546,494
  Depreciation                                      60,951        395,669
  Amortization of deferred expenses                  5,662         20,299
  Property operating                               242,693        729,493
  Real estate taxes                                 50,052        353,537
  Property management fees                          15,919        162,465
  Administrative                                    56,019         90,359
                                             -------------- --------------
    Total expenses                                 540,768      2,298,316
                                             -------------- --------------
(Loss) income before gain on sale of
  property and extraordinary item:                (180,067)        46,025

Gain on sale of property                                          156,949
                                             -------------- --------------
(Loss) income before extraordinary item
                                                  (180,067)       202,974
Extraordinary item:
  Gain on extinguishment of debt                                  787,767
                                             -------------- --------------
Net (loss) income                            $    (180,067) $     990,741
                                             ============== ==============
(Loss) income before extraordinary item
  allocated to General Partner               $     (99,144) $       2,030
                                             ============== ==============
(Loss) income before extraordinary item
  allocated to Limited Partners              $     (80,923) $     200,944
                                             ============== ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (52,811 issued and outstanding)            $       (1.53) $        3.80
                                             ============== ==============

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                               -------------- --------------

Extraordinary item allocated to
  General Partner                                     None  $       7,878
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                                    None  $     779,889
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (52,811
  issued and outstanding)                             None  $       14.77
                                             ============== ==============
Net (loss) income allocated to
  General Partner                            $     (99,144) $       9,908
                                             ============== ==============
Net (loss) income allocated to
  Limited Partners                           $     (80,923) $     980,833
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (52,811 issued and outstanding)   $       (1.53) $       18.57
                                             ============== ==============
Deemed distribution                                   None  $     156,949
                                             ============== ==============
Distribution to Limited Partners             $   8,317,733  $     264,055
                                             ============== ==============
Distribution per Limited Partnership
  Interests (52,811 issued and outstanding)  $      157.50  $        5.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statement.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $    (180,067) $     990,741
  Adjustments to reconcile net (loss) income
    to net cash (used in) or provided by
    operating activities:
    Gain on sale of property                                     (156,949)
    Gain on extinguishment of debt                               (787,767)
    Depreciation of properties                      60,951        395,669
    Amortization of deferred expenses                5,662         20,299
    Net change in:
      Escrow deposits                              109,898        682,676
      Accounts and accrued interest
        receivable                                  15,046        626,192
      Notes receivable                              12,751
      Prepaid expenses                              13,589        160,677
      Accounts payable                             (39,576)      (161,336)
      Due to affiliates                             (2,071)         5,833
      Accrued liabilities                         (123,713)      (553,857)
      Security deposits                                (57)       (30,818)
                                             -------------- --------------
  Net cash (used in) or provided by
    operating activities                          (127,587)     1,191,360
                                             -------------- --------------

Investing activities:
  Proceeds from sale of real estate                             8,646,849
  Costs incurred in connection with sale
    of real estate                                               (308,794)
                                                            --------------
  Net cash provided by
    investing activities                                        8,338,055
                                                            --------------
Financing activities:
  Distribution to Limited Partners              (8,317,733)      (264,055)
  Deemed distribution                                            (156,949)
  Release of capital improvement escrow                            76,851
  Funding of capital improvement escrow                           (44,550)
  Principal payments on mortgage
    notes payable                                  (12,638)      (160,207)
                                             -------------- --------------
  Net cash used in financing activities         (8,330,371)      (548,910)
                                             -------------- --------------

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                               -------------- --------------

Net change in cash and cash equivalents         (8,457,958)     8,980,505
Cash and cash equivalents at
  beginning of period                           10,272,801     10,008,666
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,814,843  $  18,989,171
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

(a) The Partnership restated net income for the quarter ended March 31, 1996 as a result of the reclassification of the state withholding tax paid in connection with the sale of the 101 Marietta Tower office complex as a deemed distribution. There was no change to partners' capital for the quarter ended March 31, 1996 as a result of the reclassification.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(c) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional loss in 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties. Additionally, the Partnership is actively marketing its only remaining property, the Canyon Point Apartments, for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Note Receivable:

In connection with the sale of the 101 Marietta Tower office complex, the Partnership received a $54,558 promissory note for delinquent rent due from a tenant at the complex. The note bore interest at a rate of 12.25% and was payable in monthly installments of principal and interest through maturity in December 1996. The former tenant did not pay the final installment on the note when due. The former tenant owes one remaining payment of $6,376. The Partnership will consider further action against the former tenant if the remaining installment is not paid by June 30, 1997.

4. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $109,472 and $546,494 and paid interest expense of $109,472 and $944,079, respectively.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                        Paid       Payable
                                    ------------  ---------

   Reimbursement of expenses to        $8,828     $96,876
     the General Partner, at cost:

6. Contingency:

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

7. Subsequent Event:

In April 1997, the Partnership paid a distribution of $145,758 ($2.76 per Interest) to holders of Limited Partnership Interests representing a special Net Cash Proceeds distribution of remaining available sale proceeds from the Knollwood Village Apartments sale.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Due to the three property sales in 1996, which were generating income from operations prior to their sales, and a decrease in net income from the Canyon Point Apartments as described below, the Partnership recognized a net loss in 1997 as compared to net income in 1996. In addition, an extraordinary gain on extinguishment of debt was recognized in connection with the sale of 101 Marietta Tower Office complex in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The Partnership sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments in February, July and October 1996, respectively. As a result, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, real estate tax expense, and property management fees expense decreased during 1997 as compared to 1996. In addition, rental income also decreased due to lower rental and occupancy rates at the Canyon Point Apartments.

The proceeds from the February 1996 sale of the 101 Marietta Tower office complex were distributed to Limited Partners in April 1996. In addition, a majority of the proceeds from the October 1996 sale of the Knollwood Village Apartments were distributed to Limited Partners in January 1997. As a result, lower average cash balances were available for investment and interest income decreased during 1997 as compared to 1996.

Property operating expense decreased by approximately $535,000 due to the three property sales in 1996. This decrease was partially offset by an increase of approximately $48,000 at the Canyon Point Apartments related to additional repairs and maintenance expenses incurred in 1997 as compared to 1996.

Lower legal and portfolio management fees resulted in a decrease in administrative expenses during 1997 as compared to 1996.

The Partnership recognized a gain in 1996 in connection with the sale of the 101 Marietta Tower office complex.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $8,458,000 as compared to December 31, 1996 primarily due to a special distribution of $8,300,000 made to Limited Partners in January 1997. Cash used in operating activities during 1997 consists primarily of the operations of the Canyon Point Apartments, expenses paid in 1997 related to properties sold in 1996 and the payment of administrative expenses which were partially offset by interest income received on short-term investments. Net cash used in financing activities consists primarily of an $8,317,733 distribution to Limited Partners from the available Knollwood Village Apartments sale proceeds.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The three properties which were sold in 1996 all generated positive cash flow prior to their sales. The Partnership's remaining property is subject to a third party mortgage loan which matures in 1998. The Partnership expects to sell the property prior to the maturity of the loan. During 1997, Canyon Point Apartments generated a marginal cash flow deficit as compared to positive cash flow in 1996 due to a decrease in rental and occupancy rates, and due to higher repairs and maintenance expenses. As of March 31, 1997, the occupancy rate at the Canyon Point Apartments was 91%.

During 1996, the Partnership sold three properties. Additionally, the Partnership is actively marketing its only remaining property, the Canyon Point Apartments, for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In April 1997, the Partnership paid $145,758 ($2.76 per Interest) representing a special Net Cash Proceeds distribution from the remaining available Knollwood Village Apartments sale proceeds. The Partnership has discontinued regular quarterly distributions due to the minimal amount of cash flow received from Canyon Point Apartments. When Canyon Point Apartments is sold, available Net Cash Proceeds will be distributed to the Limited Partners. Including the April 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $288.00 and Net Cash Proceeds of $412.26, totaling $700.26 per $1,000 Interest, as well as certain tax benefits. In light of results to date the General Partner does not anticipate that investors will recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BALCOR EQUITY PROPERTIES - XVIII
                                    A REAL ESTATE LIMITED PARTNERSHIP

                                    By:/s/Thomas E. Meador
                                        ----------------------------
                                          Thomas E. Meador
                                          President and Chief Executive
                                          Officer (Principal Executive
                                          Officer) of Balcor Equity Partners
                                           - XVIII, the General Partner

                                    By:/s/Jayne A. Kosik
                                          -----------------------------
                                          Jayne A. Kosik
                                          Managing Director and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
                                          of Balcor Equity Partners
                                          - XVIII, the General Partner


Date:May 13, 1997
     ------------