Form 10-Q
period 1997-06-30
BALCOR EQUITY PROPERTIES XVIII
filed 1997-08-12
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                   1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   1,495,580  $  10,272,801
Escrow deposits                                    181,565        263,326
Accounts and accrued interest receivable             6,408        100,430
Note receivable                                                    31,878
Prepaid expenses                                                   17,314
Deferred expenses, net of accumulated
  amortization of $90,597 in 1997
  and $79,273 in 1996                               22,650         33,974
                                             -------------- --------------
                                                 1,706,203     10,719,723
                                             -------------- --------------
Investment in real estate:
  Land                                             778,460        778,460
  Buildings and improvements                     8,051,683      8,051,683
                                             -------------- --------------
                                                 8,830,143      8,830,143
  Less accumulated depreciation                  3,805,914      3,684,012
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                       5,024,229      5,146,131
                                             -------------- --------------
                                             $   6,730,432  $  15,865,854
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $       4,947  $      44,904
Due to affiliates                                   66,585         98,947
Accrued liabilities, principally
  real estate taxes                                 86,882        167,154
Security deposits                                   14,875         14,456
Mortgage note payable                            5,076,293      5,101,842
                                             -------------- --------------
     Total liabilities                           5,249,582      5,427,303
                                             -------------- --------------

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)              1,654,317     10,501,057
General Partner's deficit                         (173,467)       (62,506)
                                             -------------- --------------
     Total partners' capital                     1,480,850     10,438,551
                                             -------------- --------------
                                             $   6,730,432  $  15,865,854
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Income:
  Rental                                     $     602,642  $   3,691,065
  Service                                           11,890        214,031
  Interest on short-term investments                65,882        274,473
                                             -------------- --------------
    Total income                                   680,414      4,179,569
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable               218,671      1,056,818
  Depreciation                                     121,902        791,338
  Amortization of deferred expenses                 11,324         39,789
  Property operating                               574,437      1,351,955
  Real estate taxes                                 93,493        508,699
  Property management fees                          30,355        251,389
  Administrative                                   124,442        290,776
                                             -------------- --------------
    Total expenses                               1,174,624      4,290,764
                                             -------------- --------------
(Loss) before gain on sale of
  property and extraordinary item                 (494,210)      (111,195)

Gain on sale of property                                          156,949
                                             -------------- --------------
(Loss) income before extraordinary item           (494,210)        45,754

Extraordinary item:
  Gain on extinguishment of debt                                  787,767
                                             -------------- --------------
Net (loss) income                            $    (494,210) $     833,521
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                   1997           1996
                                             -------------- --------------
(Loss) income before extraordinary item
  allocated to General Partner               $    (110,961) $         458
                                             ============== ==============
(Loss) income before extraordinary item
  allocated to Limited Partners              $    (383,249) $      45,296
                                             ============== ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (52,811 issued and outstanding)            $       (7.26) $        0.86
                                             ============== ==============
Extraordinary item allocated to
  General Partner                                     None  $       7,878
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                                    None  $     779,889
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (52,811
  issued and outstanding)                             None  $       14.77
                                             ============== ==============
Net (loss) income allocated
   to General Partner                        $    (110,961) $       8,336
                                             ============== ==============
Net (loss) income allocated
  to Limited Partners                        $    (383,249) $     825,185
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (52,811 issued and outstanding)   $       (7.26) $       15.63
                                             ============== ==============
Distributions to Limited Partners            $   8,463,491  $  16,635,465
                                             ============== ==============
Distributions per Limited Partnership
  Interest (52,811 issued and outstanding)   $      160.26  $      315.00
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Income:
  Rental                                     $     290,898  $   1,706,899
  Service                                            7,288         59,453
  Interest on short-term investments                21,527         68,876
                                             -------------- --------------
    Total income                                   319,713      1,835,228
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable               109,199        510,324
  Depreciation                                      60,951        395,669
  Amortization of deferred expenses                  5,662         19,490
  Property operating                               331,744        622,462
  Real estate taxes                                 43,441        155,162
  Property management fees                          14,436         88,924
  Administrative                                    68,423        200,417
                                             -------------- --------------
    Total expenses                                 633,856      1,992,448
                                             -------------- --------------
Net (loss)                                   $    (314,143) $    (157,220)
                                             ============== ==============
Net (loss) allocated to General Partner      $     (11,817) $      (1,572)
                                             ============== ==============
Net (loss) allocated to Limited Partners     $    (302,326) $    (155,648)
                                             ============== ==============
Net (loss) per Limited Partnership
  Interest (52,811 issued and outstanding)   $       (5.73) $       (2.95)
                                             ============== ==============
Distribution to Limited Partners             $     145,758  $  16,371,410
                                             ============== ==============
Distribution per Limited Partnership
  Interest (52,811 issued and outstanding)   $        2.76  $      310.00
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $    (494,210) $     833,521
  Adjustments to reconcile net (loss)
    income to net cash (used in) or
    provided by operating activities:
     Gain on sale of property                                    (156,949)
     Gain on extinguishment of debt                              (787,767)
     Depreciation of properties                    121,902        791,338
     Amortization of deferred expenses              11,324         39,789
       Net change in:
         Escrow deposits                            81,761        716,953
         Accounts and accrued interest
           receivable                               94,022        740,615
         Note receivable                            31,878
         Prepaid expenses                           17,314         (7,915)
         Accounts payable                          (39,957)      (163,974)
         Due to affiliates                         (32,362)         9,865
         Accrued liabilities                       (80,272)      (456,111)
         Security deposits                             419        (30,266)
                                             -------------- --------------
  Net cash (used in) or provided
    by operating activities                       (288,181)     1,529,099
                                             -------------- --------------

Investing activities:
  Proceeds from sale of real estate                             8,646,849
  Costs incurred in connection with sale
    of real estate                                               (308,794)
                                                            --------------
  Net cash provided by
    investing activities                                        8,338,055

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Financing activities:
    Distributions to Limited Partners             (8,463,491)   (16,635,465)
    Deemed distribution                                            (156,949)
    Release of capital improvement escrow                            76,851
    Funding of capital improvement escrow                           (89,100)
    Principal payments on mortgage
      notes payable                                  (25,549)      (203,198)
                                               -------------- --------------
    Net cash used in financing activities         (8,489,040)   (17,007,861)
                                               -------------- --------------

 Net change in cash and cash equivalents          (8,777,221)    (7,140,707)
 Cash and cash equivalents at
     beginning of period                          10,272,801     10,008,666
                                               -------------- --------------
 Cash and cash equivalents at end of period    $   1,495,580  $   2,867,959
                                               ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The Partnership has restated net income for the six month period ended June 30, 1996 as a result of the state withholding taxes paid in connection with the sale of the 101 Marietta Tower office complex in February 1996. Such amount had previously been recorded as an expense of sale. The state withholding taxes are now reflected as a deemed distribution. Accordingly, there was no change to partners' capital as a result of this restatement.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated adjusted loss during the six months ended June 30, 1997 for financial statement purposes.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties. During July 1997, the Partnership sold its remaining property, the Canyon Pointe Apartments. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Note Receivable:

In connection with the sale of the 101 Marietta Tower office complex, the Partnership received a $54,558 promissory note for delinquent rent due from a tenant at the complex. The note bore interest at a rate of 12.25% and was payable in monthly installments of principal and interest through maturity in December 1996. The note was repaid in full during the six months ended June 30, 1997.

4. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $218,671 and $1,056,818 and paid interest expense of $218,671 and $1,454,402, respectively.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost     $ 60,198    $ 51,370      $ 66,585

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

7. Subsequent Event:

In July 1997, the Partnership sold the Canyon Pointe Apartments for $6,300,000. From the proceeds of the sale, the Partnership paid $5,071,928 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $154,363 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $1,141,000 from the sale of this property during the third quarter 1997.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. The joint venture property was sold in 1994, the 101 Marietta Tower office complex was sold in February 1996, Mallard Cove Apartments was sold in July 1996 and Knollwood Village Apartments was sold in October 1996. The Partnership's remaining property, Canyon Pointe Apartments, was sold in July 1997.

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

Operations
----------

Summary of Operations
---------------------

Due to the gain on sale and extraordinary gain on extinguishment of debt recognized in connection with the 1996 sale of the 101 Marietta Tower office complex, and a net loss from the operations of Canyon Pointe Apartments in 1997 as described below, the Partnership recognized a net loss during the six months ended June 30, 1997 as compared to net income during the same period in 1997 and an increase in net loss for the quarter ended June 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

The Partnership sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments in February, July and October 1996, respectively. As a result, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, real estate tax expense, and property management fees decreased during 1997 as compared to 1996. Rental income also decreased due to lower average rental and occupancy rates at the Canyon Pointe Apartments.

Due to the timing of the distribution of sale proceeds from the 1996 property sales, average cash balances available for investment were lower during 1997 and interest income on short-term investments decreased during 1997 as compared to 1996.

Property operating expense decreased by approximately $993,000 in 1997 due to the three property sales in 1996. This decrease was partially offset by an increase of approximately $97,000 at the Canyon Pointe Apartments related to additional repair and maintenance expenses and tax consulting fees paid in 1997 of approximately $118,000 in connection with real estate tax refunds which were received relating to the 101 Marietta Tower office complex.

Professional fees incurred in 1996 relating to the valuation of the Partnership's real estate assets, resulted in a decrease in administrative expenses during 1997 as compared to 1996.

The Partnership recognized a gain in 1996 in connection with the sale of the 101 Marietta Tower office complex.

The purchaser of the 101 Marietta Tower office complex acquired the property in February 1996 subject to the existing first mortgage loan. The Partnership recognized an extraordinary gain on extinguishment of debt of $787,767 in 1996 representing the difference between the contractual amount of the first mortgage loan at the date of sale of $17,353,151 and the carrying amount of the loan for financial statement purposes of $16,565,384 which included $825,781 of accrued interest and the write off of deferred fees of $38,014.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of June 30, 1997 decreased by approximately $8,777,000 as compared to December 31, 1996 primarily due to special distributions totaling approximately $8,463,000 made to Limited Partners in 1997. Cash of approximately $288,000 was used in operating activities during 1997, which consist primarily of the deficit from operations of the Canyon Pointe Apartments, expenses related to properties sold in 1996 and administrative expenses which were partially offset by interest income received on short-term investments. Net cash used in financing activities consists of approximately $8,463,000 in distributions to Limited Partners from the available Knollwood Village Apartments sale proceeds and approximately $26,000 of principal payments on the mortgage note payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The three properties which were sold in 1996 all generated positive cash flow prior to their sales. During 1997, Canyon Pointe Apartments generated a marginal cash flow deficit as compared to positive cash flow in 1996 due to a decrease in average rental and occupancy rates, and higher repair and maintenance expenses. As of June 30, 1997, the occupancy rate at the Canyon Pointe Apartments was 95%.

In July 1997, the Partnership sold the Canyon Pointe Apartments for a sale price of $6,300,000. From the proceeds of the sale, the Partnership paid $5,071,928 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $154,363 in selling costs. The available proceeds will be distributed to the Limited Partners in October 1997. See Note 7 of Notes to Financial Statements for additional information.

The Partnership has discontinued regular quarterly distributions; however, available proceeds from the sale of Canyon Pointe Apartments will be distributed to Limited Partners in October 1997. To date, Limited Partners have received distributions of Net Cash Receipts of $288.00 and Net Cash Proceeds of $412.26, totaling $700.26 per $1,000 Interest, as well as certain tax benefits. In light of results to date Limited Partners will not recover all of their original investment.

During 1996, the Partnership sold three properties. During July 1997 the Partnership sold its remaining property, the Canyon Pointe Apartments. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

ITEM 5.  Other Information
--------------------------

Canyon Pointe Apartments
------------------------

As previously reported, on June 11, 1997, the Partnership contracted to sell Canyon Pointe Apartments, San Antonio, Texas, to an unaffiliated party, Churchill Forge, Inc. ("Churchill"), a Massachusetts corporation, for a sale price of $6,600,000. The Partnership and Churchill subsequently agreed to reduce the sale price to $6,300,000. In addition, the closing date was extended and the sale closed on July 31, 1997. Churchill assigned its rights under the agreement of sale to an affiliate, C.F. Canyon Pointe Associates Limited Partnership, a Texas limited partnership. The purchaser did not take title to the property subject to the existing first mortgage loan collateralized by the property as expected. From the proceeds of the sale, the Partnership repaid the principal balance of the first mortgage loan of $5,071,928 and paid $126,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and $28,363 in closing costs. The Partnership received the remaining sale proceeds of approximately $1,074,000.

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

(d) Agreement of Sale and attachment thereto relating to the sale of the Canyon Pointe Apartments, San Antonio, Texas previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated June 11, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated June 11, 1997 was filed reporting the Agreement of Sale relating to the sale of the Canyon Pointe Apartments, San Antonio, Texas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR EQUITY PROPERTIES - XVIII
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:   /s/ Thomas E. Meador
                              -----------------------------------
                             Thomas E. Meador
                             President and Chief Executive
                             Officer (Principal Executive
                             Officer) of Balcor Equity Partners - XVIII,
                             the General Partner



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



Date: August 12, 1997
     -------------------