Form 10-Q
period 1997-09-30
BALCOR EQUITY PROPERTIES XVIII
filed 1997-11-12
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                           --------------- ---------------
Cash and cash equivalents                  $    2,581,992  $   10,272,801
Escrow deposits                                                   263,326
Accounts and accrued interest receivable           13,271         100,430
Note receivable                                                    31,878
Prepaid expenses                                                   17,314
Deferred expenses, net of accumulated
  amortization of $79,273 in 1996                                  33,974
                                           --------------- ---------------
                                                2,595,263      10,719,723
                                           --------------- ---------------
Investment in real estate:
  Land                                                            778,460
  Buildings and improvements                                    8,051,683
                                                           ---------------
                                                                8,830,143
  Less accumulated depreciation                                 3,684,012
                                                           ---------------
Investment in real estate, net of
  accumulated depreciation                                      5,146,131
                                           --------------- ---------------
                                           $    2,595,263  $   15,865,854
                                           =============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       15,986  $       44,904
Due to affiliates                                  46,473          98,947
Accrued liabilities, principally
  real estate taxes                                               167,154
Security deposits                                                  14,456
Mortgage note payable                                           5,101,842
                                           --------------- ---------------
     Total liabilities                             62,459       5,427,303
                                           --------------- ---------------

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)             2,595,310      10,501,057
General Partner's deficit                         (62,506)        (62,506)
                                           --------------- ---------------
     Total partners' capital                    2,532,804      10,438,551
                                           --------------- ---------------
                                           $    2,595,263  $   15,865,854
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                           --------------- ---------------
Income:
  Rental                                   $      692,173  $    5,079,207
  Service                                          14,592         261,119
  Interest on short-term investments               97,557         355,007
                                           --------------- ---------------
    Total income                                  804,322       5,695,333
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable              256,219       1,469,034
  Depreciation                                    141,606       1,121,429
  Amortization of deferred expenses                13,155          53,819
  Property operating                              439,402       2,109,657
  Real estate taxes                               107,537         647,820
  Property management fees                         35,575         320,942
  Other expenses                                  219,839
  Administrative                                  153,538         366,651
                                           --------------- ---------------
    Total expenses                              1,366,871       6,089,352
                                           --------------- ---------------
Loss before gain on sale of
  properties and extraordinary items             (562,549)       (394,019)

Gain on sale of properties                      1,141,112       2,757,299
                                           --------------- ---------------
Income before extraordinary items                 578,563       2,363,280

Extraordinary items:
  Gain on extinguishment of debt                                  787,767
  Debt extinguishment expense                     (20,819)        (89,179)
                                           --------------- ---------------
Net income                                 $      557,744  $    3,061,868
                                           =============== ===============
Income before extraordinary items
  allocated to General Partner                       None  $       23,633
                                           =============== ===============
Income before extraordinary items
  allocated to Limited Partners            $      578,563  $    2,339,647
                                           =============== ===============
Income before extraordinary items
  per Limited Partnership Interest
  (52,811 issued and outstanding)          $        10.95  $        44.30
                                           =============== ===============

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                           --------------- ---------------
Extraordinary items allocated to
  General Partner                                    None  $        6,986
                                           =============== ===============
Extraordinary items allocated to
  Limited Partners                         $      (20,819) $      691,602
                                           =============== ===============
Extraordinary items per Limited
  Partnership Interest (52,811
  issued and outstanding)                  $        (0.39) $        13.10
                                           =============== ===============
Net income allocated to General Partner              None  $       30,619
                                           =============== ===============
Net income allocated to Limited Partners   $      557,744  $    3,031,249
                                           =============== ===============
Net income per Limited Partnership Interest
  (52,811 issued and outstanding)          $        10.56  $        57.40
                                           =============== ===============
Distributions to Limited Partners          $    8,463,491  $   17,955,740
                                           =============== ===============
Distributions per Limited Partnership
  Interests (52,811 issued and outstanding)$       160.26  $       340.00
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                           --------------- ---------------
Income:
  Rental                                   $       89,531  $    1,388,142
  Service                                           2,702          47,088
  Interest on short-term investments               31,675          80,534
                                           --------------- ---------------
    Total income                                  123,908       1,515,764
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable               37,548         412,216
  Depreciation                                     19,704         330,091
  Amortization of deferred expenses                 1,831          14,030
  Property operating                               84,804         757,702
  Real estate taxes                                14,044         139,121
  Property management fees                          5,220          69,553
  Administrative                                   29,096          75,875
                                           --------------- ---------------
    Total expenses                                192,247       1,798,588
                                           --------------- ---------------
Loss before gain on sale of
  properties and extraordinary item              (68,339)       (282,824)

Gain on sale of properties                      1,141,112       2,600,350
                                           --------------- ---------------
Income before extraordinary item                1,072,773       2,317,526

Extraordinary item:
  Debt extinguishment expense                     (20,819)        (89,179)
                                           --------------- ---------------
Net income                                 $    1,051,954  $    2,228,347
                                           =============== ===============
Income before extraordinary item
  allocated to General Partner             $      110,961  $       23,175
                                           =============== ===============
Income before extraordinary item
  allocated to Limited Partners            $      961,812  $    2,294,351
                                           =============== ===============
Income before extraordinary item
  per Limited Partnership Interest
  (52,811 issued and outstanding)          $        18.21  $        43.44
                                           =============== ===============

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997            1996
                                           --------------- ---------------
Extraordinary item allocated to
  General Partner                                    None  $         (892)
                                           =============== ===============
Extraordinary item allocated to
  Limited Partners                         $      (20,819) $      (88,287)
                                           =============== ===============
Extraordinary item per Limited
  Partnership Interest (52,811
  issued and outstanding)                  $        (0.39) $        (1.67)
                                           =============== ===============
Net income allocated to General Partner    $      110,961  $       22,283
                                           =============== ===============
Net income allocated to Limited Partners   $      940,993  $    2,206,064
                                           =============== ===============
Net income per Limited Partnership
  Interest (52,811 issued and outstanding) $        17.82  $        41.77
                                           =============== ===============
Distribution to Limited Partners                     None  $    1,320,275
                                           =============== ===============
Distribution per Limited Partnership
  Interest (52,811 issued and outstanding)           None  $        25.00
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                           --------------- ---------------
Operating activities:
  Net income                               $      557,744  $    3,061,868
  Adjustments to reconcile net income to
   net cash (used in) or provided by
   operating activities:
     Gain on sale of properties                (1,141,112)     (2,757,299)
     Gain on extinguishment of debt                              (787,767)
     Debt extinguishment expense                   20,819          89,179
     Depreciation of properties                   141,606       1,121,429
     Amortization of deferred expenses             13,155          53,819
       Net change in:
         Escrow deposits                          263,326         742,562
         Accounts and accrued interest
           receivable                              87,159         732,252
         Note receivable                           31,878
         Prepaid expenses                          17,314          85,305
         Accounts payable                         (28,918)       (148,527)
         Due to affiliates                        (52,474)         23,253
         Accrued liabilities                     (167,154)       (492,237)
         Security deposits                        (14,456)        (48,549)
                                           --------------- ---------------
  Net cash (used in) or provided
    by operating activities                      (271,113)      1,675,288
                                           --------------- ---------------
Investing activities:
  Proceeds from sale of real estate             6,300,000      16,496,849
  Costs incurred in connection with sale
    of real estate                               (154,363)       (410,094)
                                           --------------- ---------------
  Net cash provided by investing activities     6,145,637      16,086,755
                                           --------------- ---------------
Financing activities:
  Distributions to Limited Partners            (8,463,491)    (17,955,740)
  Deemed distributions                                           (477,475)
  Repayment of mortgage note payable           (5,071,928)     (3,962,005)
  Release of capital improvement escrow                            76,851
  Funding of capital improvement escrow                          (133,650)
  Principal payments on mortgage
    notes payable                                 (29,914)       (235,582)
                                           --------------- ---------------
  Net cash used in financing activities       (13,565,333)    (22,687,601)
                                           --------------- ---------------

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997            1996
                                           --------------- ---------------

Net change in cash and cash equivalents        (7,690,809)     (4,925,558)
Cash and cash equivalents at
  beginning of period                          10,272,801      10,008,666
                                           --------------- ---------------
Cash and cash equivalents at end of period $    2,581,992  $    5,083,108
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The Partnership has restated net income for the nine months and quarter ended September 30, 1996 as a result of state withholding taxes paid in connection with the sales of the 101 Marietta Tower office complex and the Mallard Cove Apartments in February and July 1996, respectively. Such amounts had previously been recorded as expenses of the sales. The state withholding taxes are now reflected as deemed distributions. There was no change to partners' capital as a result of these restatements.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties. During July 1997, the Partnership sold its remaining property, the Canyon Pointe Apartments. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 9 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Note Receivable:

In connection with the sale of the 101 Marietta Tower office complex, the Partnership received a $54,558 promissory note for delinquent rent due from a tenant at the complex. The note bore interest at a rate of 12.25% and was payable in monthly installments of principal and interest through maturity in December 1996. The note was repaid in full during 1997.

4. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $256,219 and $1,469,034 and paid interest expense of $256,219 and $1,866,618, respectively.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost     $ 76,803     $ 16,605     $ 46,473

6. Property Sale:

In July 1997, the Partnership sold the Canyon Pointe Apartments in an all cash sale for $6,300,000. From the proceeds of the sale, the Partnership paid $5,071,928 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $154,363 in selling costs. The basis of the property was $5,004,525, which is net of accumulated depreciation of $3,825,618. For financial statement purposes, the Partnership recognized a gain of $1,141,112 from the sale of this property.

7. Extraordinary Item:

In July 1997 the Partnership sold the Canyon Pointe Apartments. In connection with the sale, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $20,819. This amount was recognized as an extraordinary item and classified as a debt extinguishment expense.

8. Other Expenses:

The Partnership paid $118,596 in January 1997 for real estate tax consulting fees related to the 101 Marietta Tower office complex, which was sold in 1996. In connection with the 1996 sale of the Knollwood Village Apartments, the Partnership paid $101,243 in April 1997 for a state income tax liability related to the gain on sale. These items have been recorded as other expenses for financial statement purposes.

9. Contingency:

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

10. Subsequent Event:

In October 1997, the Partnership paid a distribution of $844,976 ($16.00 per Interest) to holders of Limited Partnership Interests representing a special Net Cash Proceeds distribution from the sale of the Canyon Pointe Apartments.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold the Canyon Pointe Apartments in July 1997 and the 101 Marietta Tower office complex and the Mallard Cove Apartments in February and July 1996, respectively. The gain on sales and extraordinary gain on extinguishment of debt recognized in connection with the 1996 sales was higher than the gain on sale recognized in 1997. This was the primary reason for the decrease in net income for the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

The Partnership sold the Canyon Pointe Apartments in July 1997 and recognized a gain in connection with the sale of $1,411,112. The Partnership sold the 101 Marietta Tower office complex and the Mallard Cove Apartments in February and July 1996, respectively, and recognized gains in connection with these sales of $2,757,299. In addition, the Partnership sold the Knollwood Village Apartments in October 1996. These sales resulted in decreased rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees during 1997 as compared to 1996.

Due to the timing of the distribution of sale proceeds from the 1996 property sales, average cash balances available for investment were higher during 1996 and interest income on short-term investments decreased during 1997 as compared to 1996.

During 1997, the Partnership paid real estate tax consulting fees related to the 101 Marietta Tower office complex, which was sold in 1996, and a state income tax liability related to the gain on the 1996 sale of Knollwood Village Apartments. For financial statement purposes, these items have been classified as other expenses.

The Partnership incurred higher professional fees during 1996 in connection with the valuation of the Partnership's assets. In addition, legal and portfolio management fees decreased during 1997 due to the sales of the Partnership's properties. As a result administrative expenses decreased during 1997 as compared to 1996.

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

In connection with the sales of the Canyon Pointe Apartments in July 1997 and the Mallard Cove Apartments in July 1996, the Partnership wrote-off the remaining unamortized deferred financing fees in the amounts of $20,819 and $89,179, respectively. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of September 30, 1997 decreased by approximately $7,691,000 as compared to December 31, 1996 primarily due to a special distribution of the Knollwood Village Apartments sale proceeds made to Limited Partners in 1997 which was partially offset by the net proceeds received from the sale of the Canyon Pointe Apartments in 1997. Cash of approximately $271,000 was used in operating activities during 1997, which consists primarily of the deficit from operations of the Canyon Pointe Apartments, expenses related to properties sold in 1996 and administrative expenses which were partially offset by interest income received on short-term investments. Cash provided by investing activities of approximately $6,146,000 consisted of net proceeds received in connection with the sale of the Canyon Pointe Apartments. Net cash used in financing activities consists of approximately $8,463,000 in distributions to Limited Partners from the available Knollwood Village Apartments sale proceeds, the repayment of the Canyon Pointe Apartments mortgage note payable of approximately $5,072,000 and approximately $30,000 of principal payments on the mortgage note payable. The Partnership made a special distribution from available proceeds from the Canyon Pointe Apartments sale in October 1997, as discussed below.

During 1996, the Partnership sold three properties. During July 1997, the Partnership sold its remaining property, the Canyon Pointe Apartments. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 9 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In July 1997, the Partnership sold the Canyon Pointe Apartments for a sale price of $6,300,000. From the proceeds of the sale, the Partnership paid $5,071,928 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $154,363 in selling costs. The available proceeds were distributed to the Limited Partners in October 1997. See Note 6 of Notes to Financial Statements for additional information.

In October 1997, the Partnership paid $844,976 ($16.00 per Interest) representing a special distribution from available proceeds from the Canyon Pointe Apartments sale. Since all of the Partnership's properties have been sold, no additional distributions are expected. Including the October 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $288.00 and Net Cash Proceeds of $428.26, totaling $716.26 per $1,000 Interest, as well as certain tax benefits. Limited Partners will not recover all of their original investment.

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

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Canyon Pointe Apartments, San Antonio, Texas is attached hereto.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Canyon Pointe Apartments, San Antonio, Texas is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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


Date:November 12, 1997
     -----------------