Form 10-K
period 1997-12-31
BALCOR EQUITY PROPERTIES XVIII
filed 1998-03-23
CIK 740553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $52,811,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire four real property investments and a minority joint venture interest in one additional property and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold three properties. During 1997, the Registrant sold its remaining property, the Canyon Pointe Apartments. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During July 1997, the Registrant sold the Canyon Pointe Apartments in an all cash sale for $6,300,000. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Equity Partners-XVIII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3.  Legal Proceedings
--------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------
On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

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

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 4,961.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                   -----------------------------------------------------------
                       1997        1996        1995        1994       1993
                   -----------  ----------  ----------  ---------- -----------

Total income          $851,817 $6,007,299 $16,743,567 $16,740,793   $15,328,981
Provision for in-
  vestment property
  write-down              None      None    1,016,987        None          None
(Loss) income before
   gain on sales of
   properties and
   extraordinary
   items             (602,105)  (454,847)    1,240,270     885,014      (8,829)
Net income(loss)      518,188 15,908,429     1,240,270     885,014      (8,829)
Net income(loss) per
  Limited Partner-
  ship Interest-Basic
  and Diluted            9.81     298.22         23.25      16.59         (.16)
Total assets        1,691,997 15,865,854    58,114,553 58,914,891    58,492,849
Mortgage notes
  payable                None  5,101,842    39,475,209 40,078,625    39,289,424
Distributions per
  Limited Partner-
  ship Interest(A)     176.26     410.00         20.00      20.00          None

(A) These amounts include distributions of Original Capital of $173.76 and $240 per Limited Partnership Interest for 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
Operations
----------

Summary of Operations
---------------------

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") sold three properties during 1996 and sold its remaining property in 1997. The Partnership recognized gains in 1996 and 1997 in connection with property sales. The gain recognized in connection with the 1997 sale was less than the aggregate gains recognized in connection with the 1996 sales. This was the primary reason for the decrease in net income in 1997 as compared to 1996. As a result of the 1996 gains from property sales, the Partnership recognized significantly higher net income during 1996 as compared to 1995. In addition, the Partnership recognized a provision for investment property write-down in 1995 related to the sale of the 101 Marietta Tower office complex in February 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

The Partnership sold the Canyon Pointe Apartments in July 1997 and recognized a gain in connection with the sale of $1,141,112. The Partnership sold the 101 Marietta Tower office complex, Mallard Cove Apartments and Knollwood Village Apartments in February, July and October 1996, respectively, and recognized gains in connection with these sales of $16,267,970. The sales of these properties resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation expense, property operating expenses, amortization expense, real estate tax expense and property management fees during 1997 as compared to 1996.

Due to the timing of the distribution of sale proceeds from the 1996 property sales, average cash balances available for investment were higher during 1996 than in 1997 and interest income on short-term investments decreased during 1997 as compared to 1996.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

During 1997, the Partnership paid real estate tax consulting fees related to the 101 Marietta Tower office complex, which was sold in 1996, and a state income tax liability related to the gain on the 1996 sale of Knollwood Village Apartments. For financial statement purposes, these items have been classified as other expenses.

The Partnership incurred higher professional fees during 1996 in connection with the valuation of the Partnership's assets. In addition, legal, portfolio management, and accounting fees decreased during 1997 due to the sales of the Partnership's properties. As a result, administrative expenses decreased during 1997 as compared to 1996.

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

In connection with the sale of the Canyon Pointe Apartments in 1997, the Partnership wrote off the remaining unamortized deferred expenses related to the mortgage loan of $20,819. In addition, in connection with the sales of the Mallard Cove Apartments and Knollwood Village Apartments in 1996, the Partnership wrote off the remaining unamortized deferred expenses relating to the mortgage loans of $344,828 and paid a prepayment penalty of $347,633. These amounts were recorded as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

1996 Compared to 1995
---------------------

The Partnership sold the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments in February, July and October 1996, respectively. As a result, the Partnership recognized lower rental income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, real estate tax expense, and property management fees decreased during 1996 as compared to 1995.

Due to the sales of the 101 Marietta Tower office complex, the Mallard Cove Apartments and the Knollwood Village Apartments, the Partnership recognized lower service income during 1996 as compared to 1995. In addition, a real estate tax refund of $227,155 which was received in 1995 and recognized as service income was subsequently refunded in 1996 to the General Service Administration, a tenant at the 101 Marietta Tower office complex, which further reduced service income in 1996.

The 101 Marietta Tower office complex was sold in February 1996. At December 31, 1995, for financial statement purposes, the property was written down to an amount equal to the net sales proceeds subsequently received from the sale and the Partnership recognized a provision for investment property write-down of $1,016,987.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1997 decreased by approximately $8,589,000 as compared to December 31, 1996 primarily due to distributions of available 1996 and 1997 sale proceeds made to Limited Partners in 1997 which was partially offset by the net proceeds received from the sale of the Canyon Pointe Apartments in 1997. Cash of approximately $324,000 was used in operating activities during 1997, which consists primarily of the funding of the deficit from operations of the Canyon Pointe Apartments, expenses related to properties sold in 1996, administrative and other expenses which were partially offset by interest income received on short-term investments. Cash provided by investing activities of approximately $6,146,000 consisted of net proceeds received in connection with the sale of the Canyon Pointe Apartments. Net cash used in financing activities consists of approximately $9,308,000 in distributions to Limited Partners primarily from the available Knollwood Village and Canyon Pointe apartment complexes sale proceeds, the repayment of the Canyon Pointe Apartments mortgage note payable of approximately $5,072,000 and approximately $30,000 of principal payments on the mortgage note payable.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties. During July 1997, the Partnership sold its remaining property, the Canyon Pointe Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In July 1997, the Partnership sold the Canyon Pointe Apartments for an all cash sale price of $6,300,000. From the proceeds of the sale, the Partnership paid $5,071,928 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $154,363 in selling costs. The available proceeds were distributed to the Limited Partners in October 1997. See Note 11 of Notes to Financial Statements for additional information.

The Partnership paid three distributions totaling $176.26 per Interest to Limited Partners in 1997. Distributions were comprised of $2.50 of Net Cash Receipts and $173.76 of Net Cash Proceeds in 1997. During 1996 and 1995, the Partnership paid four distributions totaling $410.00 and $20.00, respectively. Distributions were comprised of $170.00 of Net Cash Receipts and $240.00 of Net Cash Proceeds in 1996, and $20.00 of Net Cash Receipts for 1995. No additional distributions are anticipated to be made prior to termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. To date, Limited Partners have received distributions of Net Cash Receipts of $288.00 and Net Cash Proceeds of $428.26, totaling $716.26 per $1,000 Interest, as well as certain tax benefits. Limited Partners will not recover all of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      -----------------------  -------------------------

                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $1,691,997   $8,810,701  $15,865,854    13,323,968
Partners' capital
  (deficit):
    General Partner      (62,506)   (175,037)     (62,506)      (70,009)
    Limited Partners    1,710,778   8,955,339   10,501,057    15,093,324
Net income (loss):
    General Partner         None    (105,028)      159,084       149,619
    Limited Partners     518,188    3,170,482   15,749,345    23,503,876
    Per Limited Part-
      nership Interest      9.81(A)     60.03        298.22(A)    445.06

(A) Amounts represent basic and diluted net income per Limited Partnership Interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,997 in 1997 with respect to one of the executive officers and directors of Balcor Equity Partners-XVIII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Equity Partners-XVIII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests           100 Interests     Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 10 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of the Mallard Cove Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

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

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Canyon Pointe Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Canyon Pointe Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3)above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XVIII
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Jayne A. Kosik
                            -----------------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal
                               Accounting and Financial
                               Officer) of Balcor Equity
                               Partners-XVIII, the General Partner

Date:   March 23, 1998
     -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                        Date
----------------------   -----------------------------       -------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-XVIII, the General
                         Partner
/s/Thomas E. Meador                                         March 23, 1998
----------------------                                       -------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer and
                         Financial Officer) of Balcor
                         Equity Partners-XVIII, the
                         General Partner
/s/Jayne A. Kosik                                           March 23. 1998
----------------------                                       -------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties-XVIII
A Real Estate Limited Partnership:

We have audited the financial statements of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its real estate interests. Upon resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.



                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 18, 1998

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   1,684,046  $  10,272,801
Escrow deposits                                                   263,326
Accounts and accrued interest receivable             7,951        100,430
Note receivable                                                    31,878
Prepaid expenses                                                   17,314
Deferred expenses, net of accumulated
  amortization of $79,273 in 1996                                  33,974
                                             -------------- --------------
                                                 1,691,997     10,719,723
                                             -------------- --------------
Investment in real estate:
  Land                                                            778,460
  Buildings and improvements                                    8,051,683
                                                            --------------
                                                                8,830,143
  Less accumulated depreciation                                 3,684,012
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      5,146,131
                                             -------------- --------------
                                             $   1,691,997  $  15,865,854
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      15,410  $      44,904
Due to affiliates                                   28,315         98,947
Accrued liabilities, principally
  real estate taxes                                               167,154
Security deposits                                                  14,456
Mortgage note payable                                           5,101,842
                                             -------------- --------------
     Total liabilities                              43,725      5,427,303
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)              1,710,778     10,501,057
General Partner's deficit                          (62,506)       (62,506)
                                             -------------- --------------
     Total partners' capital                     1,648,272     10,438,551
                                             -------------- --------------
                                             $   1,691,997  $  15,865,854
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                                  Partners' Capital (Deficit) Accounts
                              -------------- -----------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                              -------------- -------------- --------------

Balance at December 31, 1994  $  16,476,057  $    (233,993) $  16,710,050

Cash distributions to
  Limited Partners (A)           (1,056,220)                   (1,056,220)

Net income for the year
  ended December 31, 1995         1,240,270         12,403      1,227,867
                              -------------- -------------- --------------
Balance at December 31, 1995     16,660,107       (221,590)    16,881,697

Cash distributions to
  Limited Partners (A)          (21,652,510)                  (21,652,510)

Deemed distribtution (B)           (477,475)                     (477,475)

Net income for the year
  ended December 31, 1996        15,908,429        159,084     15,749,345
                              -------------- -------------- --------------
Balance at December 31, 1996     10,438,551        (62,506)    10,501,057

Cash distributions to
  Limited Partners (A)           (9,308,467)                   (9,308,467)

Net income for the year
  ended December 31, 1997           518,188                       518,188
                              -------------- -------------- --------------
Balance at December 31, 1997  $   1,648,272  $     (62,506) $   1,710,778
                              ============== ============== ==============

(A) Summary of cash distributions per Limited Partnership  Interest:

                                   1997           1996           1995
                              -------------- -------------- --------------

      First Quarter           $      157.50  $        5.00  $        5.00
      Second Quarter                   2.76         310.00           5.00
      Third Quarter                    None          25.00           5.00
      Fourth Quarter                  16.00          70.00           5.00

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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                   1997           1996           1995
                              -------------- -------------- --------------
Income:
  Rental                      $     692,173  $   5,386,395  $  12,939,827
  Service                            14,592        106,759      3,331,061
  Interest on short-term
    investments                     122,907        514,145        472,679
  Other income                       22,145
                              -------------- -------------- --------------
    Total income                    851,817      6,007,299     16,743,567
                              -------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                   256,219      1,585,566      3,647,305
  Depreciation                      141,606      1,182,379      2,956,956
  Amortization of deferred
    expenses                         13,155         59,481         84,433
  Property operating                459,772      2,354,671      5,438,275
  Real estate taxes                 107,537        514,169      1,157,793
  Property management fees           35,575        339,238        800,165
  Other expenses                    219,839
  Administrative                    220,219        426,642        401,383
  Provision for investment
    property writedown                                          1,016,987
                              -------------- -------------- --------------
    Total expenses                1,453,922      6,462,146     15,503,297
                              -------------- -------------- --------------
(Loss) income before gain on
  sale of properties and
  extraordinary items              (602,105)      (454,847)     1,240,270

Gain on sale of properties        1,141,112     16,267,970
                              -------------- --------------
Income before extraordinary
  items                             539,007     15,813,123

Extraordinary items:
  Gain on extinguishment
    of debt                                        787,767
  Debt extinguishment expense       (20,819)      (692,461)
                              -------------- -------------- --------------
Net income                    $     518,188  $  15,908,429  $   1,240,270
                              ============== ============== ==============
Income before extraordinary
  items allocated to
  General Partner                      None  $     158,131  $      12,403
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                   1997           1996           1995
                              -------------- -------------- --------------
Income before extraordinary
  items allocated to
  Limited Partners            $     539,007  $  15,654,992  $   1,227,867
                              ============== ============== ==============
Income before extraordinary
  items per Limited
  Partnership Interest(52,811
  issued and outstanding) -
  Basic and Diluted           $       10.20  $      296.43  $       23.25
                              ============== ============== ==============
Extraordinary items allocated
  to General Partner                   None  $         953           None
                              ============== ============== ==============
Extraordinary items allocated
  to Limited Partners         $     (20,819) $      94,353           None
                              ============== ============== ==============
Extraordinary items per
  Limited Partnership
  Interest (52,811 issued
  and outstanding) - Basic
  and Diluted                 $       (0.39) $        1.79  $        None
                              ============== ============== ==============
Net income allocated
  to General Partner                   None  $     159,084  $      12,403
                              ============== ============== ==============
Net income allocated
  to Limited Partners         $     518,188  $  15,749,345  $   1,227,867
                              ============== ============== ==============
Net income per Limited
  Partnership Interest(52,811
  issued and outstanding) -
  Basic and Diluted           $        9.81  $      298.22  $       23.25
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                  1997           1996           1995
                              -------------- -------------- --------------
Operating activities:
  Net income                  $     518,188  $  15,908,429  $   1,240,270
  Adjustments to reconcile
    net income to net cash
    (used in) or provided by
    operating activities:
      Gain on sale
        of properties            (1,141,112)   (16,267,970)
      Gain on extinguishment
        of debt                                   (787,767)
      Debt extinguishment
        expense                      20,819         (2,805)
      Provision for investment
        property  writedown                                     1,016,987
      Depreciation                  141,606      1,182,379      2,956,956
      Amortization of deferred
        expenses                     13,155         59,482         84,433
      Net change in:
        Escrow deposits             263,326      1,175,420        (87,700)
        Accounts and accrued
          interest receivable        92,479        709,108       (190,143)
        Note receivable              31,878        (31,878)
        Prepaid expenses             17,314        161,374       (120,290)
        Accounts payable            (29,494)      (159,317)       (21,115)
        Due to affiliates           (70,632)        65,517        (33,615)
        Accrued liabilities        (167,154)      (546,744)      (313,953)
        Security deposits           (14,456)      (187,451)       (12,289)
                              -------------- -------------- --------------
  Net cash (used in) or
    provided by
    operating activities           (324,083)     1,277,777      4,519,541
                              -------------- -------------- --------------
Investing activities:
  Distribution from joint
    venture with an affiliate                                     482,229
  Proceeds from sales of
    real estate                   6,300,000     39,094,483
  Costs incurred in
    connection with
    sales of real estate           (154,363)    (1,213,544)
                              -------------- -------------- --------------
  Net cash provided by
    investing activities          6,145,637     37,880,939        482,229
                              -------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997           1996           1995
                              -------------- -------------- --------------

Financing activities:
  Distributions to Limited
    Partners                     (9,308,467)   (21,652,510)    (1,056,220)
  Deemed distribution                             (477,475)

  Repayment of mortgage notes
    payable                      (5,071,928)   (16,772,264)
  Release of capital
    improvement escrow                             389,270        668,946
  Funding of capital
    improvement escrow                            (133,650)      (193,385)
  Principal payments on
    mortgage notes payable          (29,914)      (247,952)      (603,416)
                              -------------- -------------- --------------
  Net cash used in
    financing activities        (14,410,309)   (38,894,581)    (1,184,075)
                              -------------- -------------- --------------
Net change in cash and cash
  equivalents                    (8,588,755)       264,135      3,817,695
Cash and cash equivalents at
  beginning of year              10,272,801     10,008,666      6,190,971
                              -------------- -------------- --------------
Cash and cash equivalents at
  end of year                 $   1,684,046  $  10,272,801  $  10,008,666
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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties. During 1997, the Partnership sold its remaining property, the Canyon Pointe Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 15 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:
                                                    Years
                                                    -----

               Buildings and improvements            18-30
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current estimated sales price less closing costs. In the event the General Partner determined an impairment in value has occurred, and the carrying amount of the real estate asset would not be recovered, a provision was recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consisted of mortgage refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices were not available for the Partnership's financial instruments, fair values were based on estimates using present value techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not be substantiated by comparison to independent markets and, in many cases, may not have been realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized in January 1984. The Partnership Agreement provides for Balcor Equity Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 52,811 of which were sold on or prior to July 31, 1985, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

In accordance with the Partnership Agreement, 100% of the Net Cash Receipts were distributed to holders of Limited Partnership Interests. The General Partner did not receive any portion of Net Cash Receipts; however, there was accrued for the benefit of the General Partner an amount equal to 1% of Net Cash Receipts distributed to holders of Interests, which would be only paid out of Net Cash Proceeds as a part of the General Partner's distributive share on sale or refinancing of properties. The General Partner did not receive any distributions over the lifetime of the Partnership under this provision.

The Partnership has sold all of its properties. In accordance with the Partnership Agreement the Net Cash Proceeds resulting therefrom which were available for distribution were to be distributed only to holders of Limited Partnership Interests until such time as they would have received an amount equal to their Original Capital plus a 6% per annum non-compounded return. The Partnership Agreement provided for any remaining Net Cash Proceeds available for distribution to be distributed 85% to holders of Limited Partnership Interests and 15% to the General Partner, provided that the General Partner's distributive share would be further subordinated to the prior receipt by Limited Partners of a Preferential Cumulative Distribution of their Original Capital in the amount of 100% for Interests purchased prior to January 1, 1985 and 80% for Interests purchased thereafter. The General Partner will not receive any distributions of Net Cash Proceeds in accordance with this provision.

5. Note Receivable:

In connection with the sale of the 101 Marietta Tower office complex, the

Partnership received a $54,558 promissory note for delinquent rent due from a tenant at the complex. The note bore interest at a rate of 12.25% and was payable in monthly installments of principal and interest through maturity in December 1996. The note was repaid in full during 1997.

6. Mortgage Notes Payable:

As of December 31, 1996, the Partnership had a mortgage note payable outstanding of $5,101,842 related to the Canyon Pointe Apartments. This mortgage was repaid in connection with the sale of this property during 1997 as further described in Note 11 of Notes to the Financial Statements.

During 1997, 1996 and 1995 the Partnership incurred interest expense on mortgage notes payable of $256,219, $1,585,566 and $3,647,305 and paid interest expense of $256,219, $1,983,150 and $3,804,468, respectively.

7. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

8. Investment in Joint Venture with an Affiliate:

The Partnership owned a 25.6% joint venture interest in Belmere Apartments and accounted for it under the equity method. In December 1994, the joint venture sold the property. In February 1995, the Partnership received a distribution of $482,229 which represented its share of sale proceeds and fourth quarter 1994 property operations.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $2,547,266 less than the tax income of the Partnership for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                              For the          For the          For the
                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:

    Accounting            $15,172  $6,974  $11,263 $15,167  $46,607  $4,326
    Data processing         2,702   1,352    1,838   2,476   12,337     525
    Investor communica-
      tions                  None    None     None    None    6,127    None
    Legal                  16,199   4,302   11,036  14,863   24,805   3,699
    Portfolio management   47,674  12,627   34,924  47,033   90,767  14,122
    Other                   4,829   1,370     None    None   10,317   1,502
    Property sales         19,408   1,690   14,282  19,408   10,741   9,256

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $8,804 and $97,729 for 1996 and 1995, respectively.

11. Property Sales:

(a) In July 1997, the Partnership sold the Canyon Pointe Apartments in an all cash sale for $6,300,000. From the proceeds of the sale, the Partnership paid $5,071,928 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $154,363 in selling costs. The basis of the property was $5,004,525, which is net of accumulated depreciation of $3,825,618. For financial statement purposes, the Partnership recognized a gain of $1,141,112 from the sale of this property.

(b) In February 1996, the Partnership sold the 101 Marietta Tower office complex for $26,000,000. The purchaser of the property took title subject to the existing $17,353,151 first mortgage loan, which represents a non cash transaction to the Partnership. Accordingly, the non cash aspect of this transaction is not presented in the Partnership's statements of Cash Flows. The Partnership paid $308,794 in selling costs. In addition, the Partnership paid a state withholding tax of $156,949 on behalf of the Limited Partners relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statements purposes. The basis of the property was written down at December 31, 1995 to an amount equal to the sale price less closing costs. As a result, the Partnership recognized a $1,016,987 provision for investment property write-down in 1995. Due to the classification of the state withholding tax as a deemed distribution, the Partnership recognized a gain of $156,949 from the property sale in 1996.

(c) In July 1996, the Partnership sold the Mallard Cove Apartments in an all cash sale for $7,850,000. From the proceeds of the sale, the Partnership paid $3,962,005 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $101,300 in selling costs. In addition, the Partnership paid a state withholding tax of $320,526 on behalf of the Limited Partners relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statements purposes. The basis of the property was $5,148,349, which is net of accumulated depreciation of $3,432,919. For financial statement purposes, the Partnership recognized a gain of $2,600,351 from the sale of this property.

(d) In October 1996, the Partnership sold the Knollwood Village Apartments in an all cash sale for $22,250,000. From the proceeds of the sale, the Partnership paid $12,810,259 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $803,450 in selling costs and $347,633 of prepayment penalties. The basis of the property was $7,935,880, which is net of accumulated depreciation of $13,201,999. For financial statement purposes, the Partnership recognized a gain of $13,510,670 from the sale of this property.

12. Extraordinary Items:

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

(b) In connection with the sale of the Canyon Pointe Apartments in 1997, the Partnership wrote off the remaining unamortized deferred expenses related to the mortgage loan of $20,819. In addition, in connection with the sales of the Mallard Cove Apartments and Knollwood Village Apartments in 1996, the Partnership wrote off the remaining unamortized deferred expenses relating to the mortgage loans of $344,828 and paid a prepayment penalty of $347,633. These amounts were recorded as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

13. Other Expenses:

The Partnership paid $118,596 in 1997 for real estate tax consulting fees related to the 101 Marietta Tower office complex, which was sold in 1996. In connection with the 1996 sale of the Knollwood Village Apartments, the Partnership paid $101,243 in 1997 for a state income tax liability related to the gain on the sale of the property. These items have been recorded as other expenses for financial statement purposes.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximated the carrying value.

15. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.