Form 10-Q
period 1998-03-31
BALCOR EQUITY PROPERTIES XVIII
filed 1998-05-05
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March  31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,659,007  $   1,684,046
Accounts and accrued interest receivable             7,535          7,951
Prepaid expenses                                     1,947
                                             -------------- --------------
                                             $   1,668,489  $   1,691,997
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      25,345  $      15,410
Due to affiliates                                   32,253         28,315
                                             -------------- --------------
     Total liabilities                              57,598         43,725
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)              1,710,778      1,710,778
General Partner's deficit                          (99,887)       (62,506)
                                             -------------- --------------
     Total partners' capital                     1,610,891      1,648,272
                                             -------------- --------------
                                             $   1,668,489  $   1,691,997
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Rental                                                    $     311,744
  Service                                                           4,602
  Interest on short-term investments         $      22,212         44,355
                                             -------------- --------------
    Total income                                    22,212        360,701
                                             -------------- --------------
Expenses:
  Interest on mortgage note payable                               109,472
  Depreciation                                                     60,951
  Amortization of deferred expenses                                 5,662
  Property operating                                              242,693
  Real estate taxes                                                50,052
  Property management fees                                         15,919
  Administrative                                    59,593         56,019
                                             -------------- --------------
    Total expenses                                  59,593        540,768
                                             -------------- --------------
Net loss                                     $     (37,381) $    (180,067)
                                             ============== ==============
Net loss allocated to
  General Partner                            $     (37,381) $     (99,144)
                                             ============== ==============
Net loss  allocated to
  Limited Partners                                    None  $     (80,923)
                                             ============== ==============
Net loss per Limited Partnership
  Interest (52,811 issued and outstanding)
  - Basic and Diluted                                 None  $       (1.53)
                                             ============== ==============
Distribution to Limited Partners                      None  $   8,317,733
                                             ============== ==============
Distribution per Limited Partnership
  Interests (52,811 issued and outstanding)           None  $      157.50
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net loss                                   $     (37,381) $    (180,067)
  Adjustments to reconcile net loss
    to net cash used in operating activities
    Depreciation of properties                                     60,951
    Amortization of deferred expenses                               5,662
    Net change in:
      Escrow deposits                                             109,898
      Accounts and accrued interest
        receivable                                     416         15,046
      Notes receivable                                             12,751
      Prepaid expenses                              (1,947)        13,589
      Accounts payable                               9,935        (39,576)
      Due to affiliates                              3,938         (2,071)
      Accrued liabilities                                        (123,713)
      Security deposits                                               (57)
                                             -------------- --------------
  Net cash used in operating activities            (25,039)      (127,587)
                                             -------------- --------------

Financing activities:
  Distribution to Limited Partners                             (8,317,733)
  Principal payments on mortgage
    note payable                                                  (12,638)
                                                            --------------
  Net cash used in financing activities                        (8,330,371)
                                                            --------------

Net change in cash and cash equivalents            (25,039)    (8,457,958)
Cash and cash equivalents at
  beginning of period                            1,684,046     10,272,801
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,659,007  $   1,814,843
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage note payable of $109,472.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                        Paid       Payable
                                    ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost:  $     5,376   $ 32,253

5. Contingency:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. As of March 31, 1998, the Partnership has no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. During July 1997, the Partnership sold the Canyon Pointe Apartments which was generating a loss from operations. Primarily as a result of the sale of the Canyon Pointe Apartments, the Partnership's net loss decreased during 1998 as compared to 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

As a result of the sale of Canyon Pointe Apartments in July 1997, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating, real estate tax expense and property management fees expense ceased during 1997.

The proceeds from the October 1996 sale of the Knollwood Village Apartments were not distributed to Limited Partners until January 1997. As a result, the Partnership earned higher interest income on short-term investments during 1997 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $25,000 as of

March 31, 1998 as compared to December 31, 1997 due to the payment of administrative expenses which were partially offset by interest income received on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BALCOR EQUITY PROPERTIES - XVIII
                                    A REAL ESTATE LIMITED PARTNERSHIP

                                    By:/s/Thomas E. Meador
                                       --------------------------------
                                          Thomas E. Meador
                                          President and Chief Executive
                                          Officer (Principal Executive
                                          Officer) of Balcor Equity
                                          Partners - XVIII, the General
                                          Partner


                                    By:/s/Jayne A. Kosik
                                       --------------------------------
                                          Jayne A. Kosik
                                          Senior Managing Director and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
                                          of Balcor Equity Partners
                                          - XVIII, the General Partner


Date: May 5, 1998
    -----------------