Form 10-Q
period 1998-06-30
BALCOR EQUITY PROPERTIES XVIII
filed 1998-08-05
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,643,668  $   1,684,046
Accounts and accrued interest receivable             7,400          7,951
                                             -------------- --------------
                                             $   1,651,068  $   1,691,997
                                             ============== ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      20,922  $      15,410
Due to affiliates                                   38,793         28,315
                                             -------------- --------------
     Total liabilities                              59,715         43,725
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)              1,710,778      1,710,778
General Partner's deficit                         (119,425)       (62,506)
                                             -------------- --------------
     Total partners' capital                     1,591,353      1,648,272
                                             -------------- --------------
                                             $   1,651,068  $   1,691,997
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Rental                                                    $     602,642
  Service                                                          11,890
  Interest on short-term investments         $      44,317         65,882
                                             -------------- --------------
    Total income                                    44,317        680,414
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable                              218,671
  Depreciation                                                    121,902
  Amortization of deferred expenses                                11,324
  Property operating                                              574,437
  Real estate taxes                                                93,493
  Property management fees                                         30,355
  Administrative                                   101,236        124,442
                                             -------------- --------------
    Total expenses                                 101,236      1,174,624
                                             -------------- --------------
Net loss                                     $     (56,919) $    (494,210)
                                             ============== ==============
Net loss allocated to General Partner        $     (56,919) $    (110,961)
                                             ============== ==============
Net loss allocated to Limited Partners               None   $    (383,249)
                                             ============== ==============
Net loss per Limited Partnership Interest
  (52,811 issued and outstanding) -
  Basic and Diluted                                  None   $       (7.26)
                                             ============== ==============
Distributions to Limited Partners                    None   $   8,463,491
                                             ============== ==============
Distributions per Limited Partnership
  Interest                                           None   $      160.26
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Rental                                                    $     290,898
  Service                                                           7,288
  Interest on short-term investments         $      22,105         21,527
                                             -------------- --------------
    Total income                                    22,105        319,713
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable                              109,199
  Depreciation                                                     60,951
  Amortization of deferred expenses                                 5,662
  Property operating                                              331,744
  Real estate taxes                                                43,441
  Property management fees                                         14,436
  Administrative                                    41,643         68,423
                                             -------------- --------------
    Total expenses                                  41,643        633,856
                                             -------------- --------------
Net loss                                     $     (19,538) $    (314,143)
                                             ============== ==============
Net loss allocated to General Partner        $     (19,538) $     (11,817)
                                             ============== ==============
Net loss allocated to Limited Partners               None   $    (302,326)
                                             ============== ==============
Net loss per Limited Partnership Interest
  (52,811 issued and outstanding) -
  Basic and Diluted                                  None   $       (5.73)
                                             ============== ==============
Distribution to Limited Partners                     None   $     145,758
                                             ============== ==============
Distribution per Limited Partnership
  Interest                                           None   $        2.76
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net loss                                   $     (56,919) $    (494,210)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
     Depreciation of properties                                   121,902
     Amortization of deferred expenses                             11,324
       Net change in:
         Escrow deposits                                           81,761
         Accounts and accrued interest
           receivable                                  551         94,022
         Note receivable                                           31,878
         Prepaid expenses                                          17,314
         Accounts payable                            5,512        (39,957)
         Due to affiliates                          10,478        (32,362)
         Accrued liabilities                                      (80,272)
         Security deposits                                            419
                                             -------------- --------------
  Net cash used in operating activities            (40,378)      (288,181)
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners                            (8,463,491)
  Principal payments on mortgage note payable                     (25,549)
                                                            --------------
  Cash used in financing activities                            (8,489,040)
                                             -------------- --------------

Net change in cash and cash equivalents            (40,378)    (8,777,221)
Cash and cash equivalents at beginning
  of period                                      1,684,046     10,272,801
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,643,668  $   1,495,580
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on mortgage note payable of $218,671.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost    $ 9,038       $ 3,662    $ 38,793


5. Contingency:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. As of June 30, 1998, the Partnership has no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1998 consisted primarily of the payment of administrative expenses which were partially offset by interest income earned on short-term investments. During July 1997, the Partnership sold the Canyon Pointe Apartments which was generating a loss from operations. Primarily as a result of the sale of the Canyon Pointe Apartments, the Partnership's net loss decreased during the six months and quarter ended June 30, 1998 as compared to the same periods in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

As a result of the sale of the Canyon Pointe Apartments in July 1997, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating, real estate tax expense and property management fees expense ceased during 1997.

The proceeds from the October 1996 sale of the Knollwood Village Apartments were not distributed to Limited Partners until January 1997. As a result, the Partnership earned higher interest income on short-term investments during the six months ended June 30, 1997 as compared to the same period in 1998.

Primarily as a result of lower portfolio management, accounting and bank fees, administrative expenses decreased during 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $40,000 as of June 30, 1998 as compared to December 31, 1997 due to the payment of administrative expenses which were partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of the Canyon Pointe Apartments, San Antonio, Texas previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated June 11, 1997, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BALCOR EQUITY PROPERTIES - XVIII
                                    A REAL ESTATE LIMITED PARTNERSHIP


                                    By:   /s/ Thomas E. Meador
                                           --------------------------
                                          Thomas E. Meador
                                          President and Chief Executive
                                          Officer (Principal Executive
                                          Officer) of Balcor Equity
                                          Partners - XVIII, the General
                                          Partner


                                    By:   /s/ Jayne A. Kosik
                                          -----------------------------
                                          Jayne A. Kosik
                                          Senior Managing Director and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
                                          of Balcor Equity Partners
                                          - XVIII, the General Partner


Date:
     -----------------