Form 10-Q
period 1998-09-30
BALCOR EQUITY PROPERTIES XVIII
filed 1998-11-06
CIK 740553

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,755,956  $   1,684,046
Accounts and accrued interest receivable             7,531          7,951
                                             -------------- --------------
                                             $   1,763,487  $   1,691,997
                                             ============== ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      33,655  $      15,410
Due to affiliates                                   41,426         28,315
                                             -------------- --------------
     Total liabilities                              75,081         43,725
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)              1,807,831      1,710,778
General Partner's deficit                         (119,425)       (62,506)
                                             -------------- --------------
     Total partners' capital                     1,688,406      1,648,272
                                             -------------- --------------
                                             $   1,763,487  $   1,691,997
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Rental                                                    $     692,173
  Service                                                          14,592
  Interest on short-term investments         $      66,514         97,557
  Other income                                     115,690
                                             -------------- --------------
    Total income                                   182,204        804,322
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable                              256,219
  Depreciation                                                    141,606
  Amortization of deferred expenses                                13,155
  Property operating                                              439,402
  Real estate taxes                                               107,537
  Property management fees                                         35,575
  Other expenses                                                  219,839
  Administrative                                   142,070        153,538
                                             -------------- --------------
    Total expenses                                 142,070      1,366,871
                                             -------------- --------------
Income (loss) before gain on sale of
  property and extraordinary item                   40,134       (562,549)

Gain on sale of property                                        1,141,112
                                             -------------- --------------
Income before extraordinary item                    40,134        578,563

Extraordinary item:
  Debt extinguishment expense                                     (20,819)
                                             -------------- --------------
Net income                                   $      40,134  $     557,744
                                             ============== ==============
Loss before extraordinary item
  allocated to General Partner               $     (56,919)         None
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $      97,053  $     578,563
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                  1998           1997
                                             -------------- --------------
Income before extraordinary item
  per Limited Partnership Interest
  (52,811 issued and outstanding) -
  Basic and Diluted                          $        1.84  $       10.95
                                             ============== ==============
Extraordinary item allocated to General
  Partner                                            None           None
                                             ============== ==============
Extraordinary item allocated to Limited
  Partners                                           None   $     (20,819)
                                             ============== ==============
Extraordinary item per Limited Partnership
  Interest (52,811 issued and outstanding)
  - Basic and Diluted                                None   $       (0.39)
                                             ============== ==============
Net loss allocated to General Partner        $     (56,919)         None
                                             ============== ==============
Net income allocated to Limited Partners     $      97,053  $     557,744
                                             ============== ==============
Net income per Limited Partnership Interest
  (52,811 issued and outstanding) -
  Basic and Diluted                          $        1.84  $       10.56
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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Rental                                                    $      89,531
  Service                                                           2,702
  Interest on short-term investments         $      22,197         31,675
  Other income                                     115,690
                                             -------------- --------------
    Total income                                   137,887        123,908
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable                               37,548
  Depreciation                                                     19,704
  Amortization of deferred expenses                                 1,831
  Property operating                                               84,804
  Real estate taxes                                                14,044
  Property management fees                                          5,220
  Administrative                                    40,834         29,096
                                             -------------- --------------
    Total expenses                                  40,834        192,247
                                             -------------- --------------
Income (loss) before gain on sale of
  property and extraordinary item                   97,053        (68,339)

Gain on sale of property                                        1,141,112
                                             -------------- --------------
Income before extraordinary item                    97,053      1,072,773

Extraordinary item:
  Debt extinguishment expense                                     (20,819)
                                             -------------- --------------
Net income                                   $      97,053  $   1,051,954
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner                       None   $     110,961
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $      97,053  $     961,812
                                             ============== ==============

The accompanying notes are an integral part of the financial statements

                         BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                  1998           1997
                                             -------------- --------------
Income before extraordinary item
  per Limited Partnership Interest
  (52,811 issued and outstanding) -
  Basic and Diluted                          $        1.84  $       18.21
                                             ============== ==============
Extraordinary item allocated to General
  Partner                                            None           None
                                             ============== ==============
Extraordinary item allocated to Limited
  Partners                                           None   $     (20,819)
                                             ============== ==============
Extraordinary item per Limited Partnership
  Interest (52,811 issued and outstanding)
  - Basic and Diluted                                None   $       (0.39)
                                             ============== ==============
Net income allocated to General Partner              None   $     110,961
                                             ============== ==============
Net income allocated to Limited Partners     $      97,053  $     940,993
                                             ============== ==============
Net income per Limited Partnership Interest
  (52,811 issued and outstanding) -
  Basic and Diluted                          $        1.84  $       17.82
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net income                                 $      40,134  $     557,744
  Adjustments to reconcile net income to
     net cash provided by or (used in)
     operating activities:
     Gain on sale of property                                  (1,141,112)
     Debt extinguishment expense                                   20,819
     Depreciation of property                                     141,606
     Amortization of deferred expenses                             13,155
       Net change in:
         Escrow deposits                                          263,326
         Accounts and accrued interest
           receivable                                  420         87,159
         Note receivable                                           31,878
         Prepaid expenses                                          17,314
         Accounts payable                           18,245        (28,918)
         Due to affiliates                          13,111        (52,474)
         Accrued liabilities                                     (167,154)
         Security deposits                                        (14,456)
                                             -------------- --------------
  Net cash provided by or (used in)
    operating activities                            71,910       (271,113)
                                             -------------- --------------
Investing activities:
  Proceeds from sale of real estate                             6,300,000
  Costs incurred in connection with sale
    of real estate                                               (154,363)
                                                            --------------
  Net cash provided by investing activities                     6,145,637
                                                            --------------
Financing activities:
  Distributions to Limited Partners                            (8,463,491)
  Repayment of mortgage note payable                           (5,071,928)
  Principal payments on mortgage note payable                     (29,914)
                                                            --------------
  Cash used in financing activities                           (13,565,333)
                                             -------------- --------------
Net change in cash and cash equivalents             71,910     (7,690,809)
Cash and cash equivalents at beginning
  of period                                      1,684,046     10,272,801
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,755,956  $   2,581,992
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The income allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage note payable of $256,219.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost    $ 14,587      $ 5,549    $ 41,426

5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. As of September 30, 1998, the Partnership has no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1998 consisted primarily of interest income earned on short-term investments and income resulting from the receipt of escrow funds which were set up in connection with the sale of the 101
Marietta Office Building, which were partially offset by the payment of administrative expenses. During July 1997, the Partnership sold the Canyon Pointe Apartments and recognized a gain on the sale of the property. As a result, the Partnership's net income decreased during the nine months and quarter ended September 30, 1998 as compared to the same periods in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

As a result of the sale of the Canyon Pointe Apartments in July 1997, the Partnership recognized a gain in connection with the sale of $1,141,112. As a result of the sale, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating, real estate tax expense and property management fees expense ceased during 1997.

The proceeds from the October 1996 sale of the Knollwood Village Apartments were not distributed to Limited Partners until January 1997 and the proceeds from the July 1997 sale of the Canyon Pointe Apartments were not distributed to Limited Partners until October 1997. As a result, the Partnership earned higher interest income on short-term investments during 1997 as compared to 1998.

The Partnership recognized other income during the quarter ended September 30, 1998 due to the receipt of escrow funds which were set up in connection with the sale of the 101 Marietta Office Building, which was sold in 1996.

During 1997, the Partnership paid real estate tax consulting fees related to the 101 Marietta Tower office complex, which was sold in 1996, and a state income tax liability related to the gain on the 1996 sale of Knollwood Village Apartments. For financial statement purposes, these items have been classified as other expenses.

Primarily as a result of legal fees accrued in connection with the class action
litigation,  administrative  expenses  increased   during  the  quarter   ended
September 30, 1998 as compared to the same period in 1997.

In connection with the sale of the Canyon Pointe Apartments in 1997, the Partnership wrote off the remaining unamortized deferred expenses related to the mortgage loan of $20,819. This amount was recorded as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $72,000 as of September 30, 1998 as compared to December 31, 1997 due to the receipt of interest income earned on short-term investments and escrow funds which were set up in connection with the sale of the 101 Marietta Office Building, which were partially offset by the payment of administrative expenses.

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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Klein, et al. vs Lehman Brothers, Inc., et al.
-----------------------------------------------

With regard to the proposed class action complaint, Klein, et al. vs Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 6, 1998
      -----------------