Form 10-K
period 1998-12-31
BALCOR EQUITY PROPERTIES XVIII
filed 1999-03-19
CIK 740553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in July 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3.  Legal Proceedings
--------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

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

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein and Raymond Masri cases discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein and the Raymond Masri cases. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgement for compensatory damages equal to the amount invested in the Affiliated

Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 4,949.

Item 6. Selected Financial Data
-------------------------------

                                        Year ended December 31,
                   ------------------------------------------------------------
                       1998        1997        1996        1995       1994
                   -----------  ----------  ----------  ---------- ------------
Total income         $204,664   $851,817   $6,007,299 $16,743,567   $16,740,793
Provision for in-
  vestment property
  write-down             None       None         None   1,016,987          None
Income (loss) before
   gain on sales of
   properties and
   extraordinary
   items               23,315   (602,105)    (454,847)  1,240,270       885,014
Net income             23,315    518,188   15,908,429   1,240,270       885,014
Net income per
  Limited Partner-
  ship Interest-Basic
  and Diluted            0.44       9.81       298.22       23.25         16.59
Total assets        1,749,212  1,691,997   15,865,854  58,114,553    58,914,891
Mortgage notes
  payable                None       None    5,101,842  39,475,209    40,078,625
Distributions per
  Limited Partner-
  ship Interest(A)       None     176.26       410.00       20.00         20.00

(A) These amounts include distributions of Original Capital of $173.76 and $240 per Limited Partnership Interest for 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") sold three properties during 1996 and sold its remaining property in 1997 and recognized gains in 1996 and 1997 in connection with these property sales. During 1998, the operations of the Partnership consisted of interest income earned on short-term investments and income resulting from the release to the Partnership of escrow funds which were set up in connection with the sale of the 101 Marietta Tower office complex. These amounts were partially offset by the payment of administrative expenses. As a result, the Partnership's net income decreased during 1998 as compared to 1997. The gain recognized in connection with the 1997 sale was significantly lower than the total gains related to the three 1996 sales. As a result, the Partnership recognized lower net income during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

The Canyon Pointe Apartments was sold in July 1997 and the Partnership recognized a gain in connection with the sale of $1,141,112. As a result of the sale, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating, real estate tax expense and property management fees expense ceased during 1997.

The proceeds from the October 1996 sale of the Knollwood Village Apartments were distributed to Limited Partners in January 1997 and the proceeds from the July 1997 sale of the Canyon Pointe Apartments were distributed to Limited Partners in October 1997. As a result, the Partnership earned higher interest income on short-term investments during 1997 as compared to 1998.

The Partnership recognized other income during 1998 in connection with the release to the Partnership of escrow funds which were set up in connection with the sale of the 101 Marietta Tower office complex, which was sold in 1996 and during 1997 in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

During 1997, the Partnership paid real estate tax consulting fees related to the 101 Marietta Tower office complex, which was sold in 1996, and a state income tax liability related to the gain on the 1996 sale of Knollwood Village Apartments. For financial statement purposes, these items were classified as other expenses.

Administrative expenses decreased during 1998 as compared to 1997 primarily due to a decrease in accounting, data processing, investor services and bank fees. This decrease was partially offset by legal fees accrued in connection with the class action litigation.

In connection with the sale of the Canyon Pointe Apartments in 1997, the Partnership wrote-off the remaining unamortized deferred expenses related to the mortgage loan of $20,819. This amount was recorded as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

1997 Compared to 1996
---------------------

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

In connection with the sales of the Mallard Cove Apartments and Knollwood Village Apartments in 1996, the Partnership wrote-off the remaining unamortized deferred expenses relating to the mortgage loans of $344,828 and paid a prepayment penalty of $347,633. These amounts were recorded as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $58,000 as of December 31, 1998 as compared to December 31, 1997 due to the receipt of interest income earned on short-term investments and the release to the Partnership of escrow funds which were set up in connection with the sale of the 101 Marietta Tower office complex. These amounts were partially offset by the payment of administrative expenses.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions in 1997 and 1996 totaling $176.26 and $410.00 per Limited Partnership Interest, respectively. The Partnership did not make any distributions to Limited Partners in 1998. See Statements of Partners' Capital for additional information. Distributions were comprised of $2.50 per Interest of Net Cash Receipts and $173.76 per Interest of Net Cash Proceeds in 1997 and $170.00 per Interest of Net Cash Receipts and $240.00 per Interest of Net Cash Proceeds during 1996.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets          $1,749,212   $8,875,867   $1,691,997     8,810,701
Partners' capital
  (deficit):
    General Partner      (62,506)    (175,037)     (62,506)     (175,037)
    Limited Partners   1,734,093    8,973,277    1,710,778     8,955,339
Net income (loss):
    General Partner         None         None         None      (105,028)
    Limited Partners      23,315       17,938      518,188     3,170,482
    Per Limited Part-
      nership Interest      0.44(A)      0.34         9.81(A)      60.03

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

                                 PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                              OFFICERS
Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 5 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of the Canyon Pointe Apartments, San Antonio, Texas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated June 11, 1997 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3)above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XVIII
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/ Jayne A. Kosik
                            -----------------------------------
                            Jayne A. Kosik
                            Senior Managing Director and Chief
                            Financial Officer (Principal
                            Accounting and Financial Officer) of
                            Balcor Equity Partners-XVIII, the
                            General Partner

Date:March 19, 1999
     -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                        Date
----------------------   -----------------------------       -------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-XVIII, the General
                         Partner
/s/ Thomas E. Meador                                         March 19, 1999
----------------------                                       -------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Equity Partners-XVIII,
                         the General Partner
/s/ Jayne A. Kosik                                           March 19, 1999
----------------------                                       -------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties-XVIII
A Real Estate Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Properties-XVIII A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                   1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,741,812  $   1,684,046
Accrued interest receivable                          7,400          7,951
                                             -------------- --------------
                                             $   1,749,212  $   1,691,997
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      55,610  $      15,410
Due to affiliates                                   22,015         28,315
                                             -------------- --------------
     Total liabilities                              77,625         43,725
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)              1,734,093      1,710,778
General Partner's deficit                          (62,506)       (62,506)
                                             -------------- --------------
     Total partners' capital                     1,671,587      1,648,272
                                             -------------- --------------
                                             $   1,749,212  $   1,691,997
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996


                                  Partners' Capital (Deficit) Accounts
                              -------------- -----------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                              -------------- -------------- --------------
Balance at December 31, 1995  $  16,660,107  $    (221,590) $  16,881,697

Cash distributions to
  Limited Partners (A)          (21,652,510)                  (21,652,510)

Deemed distribution (B)            (477,475)                     (477,475)

Net income for the year
  ended December 31, 1996        15,908,429        159,084     15,749,345
                              -------------- -------------- --------------
Balance at December 31, 1996     10,438,551        (62,506)    10,501,057

Cash distributions to
  Limited Partners (A)           (9,308,467)                   (9,308,467)

Net income for the year
  ended December 31, 1997           518,188                       518,188
                              -------------- -------------- --------------
Balance at December 31, 1997      1,648,272        (62,506)     1,710,778

Net income for the year
  ended December 31, 1998            23,315                        23,315
                              -------------- -------------- --------------
Balance at December 31, 1998  $   1,671,587  $     (62,506) $   1,734,093
                              ============== ============== ==============

(A) Summary of cash distributions per Limited Partnership  Interest:

                                   1998           1997           1996
                              -------------- -------------- --------------
      First Quarter                    None  $      157.50  $        5.00
      Second Quarter                   None           2.76         310.00
      Third Quarter                    None           None          25.00
      Fourth Quarter                   None          16.00          70.00

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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996

                                   1998           1997           1996
                              -------------- -------------- --------------
Income:
  Rental                                     $     692,173  $   5,386,395
  Service                                           14,592        106,759
  Interest on short-term
    investments               $      88,974        122,907        514,145
  Other income                      115,690         22,145
                              -------------- -------------- --------------
    Total income                    204,664        851,817      6,007,299
                              -------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                                  256,219      1,585,566
  Depreciation                                     141,606      1,182,379
  Amortization of deferred
    expenses                                        13,155         59,481
  Property operating                               459,772      2,354,671
  Real estate taxes                                107,537        514,169
  Property management fees                          35,575        339,238
  Other expenses                                   219,839
  Administrative                    181,349        220,219        426,642
                              -------------- -------------- --------------
    Total expenses                  181,349      1,453,922      6,462,146
                              -------------- -------------- --------------
Income (loss) before gain on
  sale of properties and
  extraordinary items                23,315       (602,105)      (454,847)

Gain on sale of properties                       1,141,112     16,267,970
                              -------------- --------------   ------------
Income before extraordinary
  items                              23,315        539,007     15,813,123

Extraordinary items:
  Gain on extinguishment
    of debt                                                       787,767
  Debt extinguishment expense                      (20,819)      (692,461)
                              -------------- -------------- --------------
Net income                    $      23,315  $     518,188  $  15,908,429
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (CONTINUED)

                                   1998           1997           1996
                              -------------- -------------- --------------
Income before extraordinary
  items allocated to General
  Partner                              None           None  $     158,131
                              ============== ============== ==============
Income before extraordinary
  items allocated to
  Limited Partners            $      23,315  $     539,007  $  15,654,992
                              ============== ============== ==============
Income before extraordinary
  items per Limited
  Partnership Interest(52,811
  issued and outstanding) -
  Basic and Diluted           $        0.44  $       10.20  $      296.43
                              ============== ============== ==============
Extraordinary items allocated
  to General Partner                   None           None  $         953
                              ============== ============== ==============
Extraordinary items allocated
  to Limited Partners                  None  $     (20,819) $      94,353
                              ============== ============== ==============
Extraordinary items per
  Limited Partnership
  Interest (52,811 issued
  and outstanding) - Basic
  and Diluted                          None  $       (0.39) $        1.79
                              ============== ============== ==============
Net income allocated
  to General Partner                   None           None  $     159,084
                              ============== ============== ==============
Net income allocated
  to Limited Partners         $      23,315  $     518,188  $  15,749,345
                              ============== ============== ==============
Net income per Limited
  Partnership Interest(52,811
  issued and outstanding) -
  Basic and Diluted           $        0.44  $        9.81  $      298.22
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996

                                    1998           1997           1996
                              -------------- -------------- --------------
Operating activities:
  Net income                  $      23,315  $     518,188  $  15,908,429
  Adjustments to reconcile
    net income to net cash
    provided by or (used in)
    operating activities:
      Gain on sale
        of properties                           (1,141,112)   (16,267,970)
      Gain on extinguishment
        of debt                                                  (787,767)
      Debt extinguishment
        expense                                     20,819         (2,805)
      Depreciation                                 141,606      1,182,379
      Amortization of deferred
        expenses                                    13,155         59,482
      Net change in:
        Escrow deposits                            263,326      1,175,420
        Accounts and accrued
          interest receivable           551         92,479        709,108
        Note receivable                             31,878        (31,878)
        Prepaid expenses                            17,314        161,374
        Accounts payable             40,200        (29,494)      (159,317)
        Due to affiliates            (6,300)       (70,632)        65,517
        Accrued liabilities                       (167,154)      (546,744)
        Security deposits                          (14,456)      (187,451)
                              -------------- -------------- --------------
  Net cash provided by or
    (used in) operating
    activities                       57,766       (324,083)     1,277,777
                              -------------- -------------- --------------
Investing activities:
  Proceeds from sales of
    real estate                                  6,300,000     39,094,483
  Costs incurred in
    connection with
    sales of real estate                          (154,363)    (1,213,544)
                                             -------------- --------------
  Net cash provided by
    investing activities                         6,145,637     37,880,939
                                             -------------- --------------

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                    1998           1997           1996
                              -------------- -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                                    (9,308,467)   (21,652,510)
  Deemed distribution                                            (477,475)
  Repayment of mortgage notes
    payable                                     (5,071,928)   (16,772,264)
  Release of capital
    improvement escrow                                            389,270
  Funding of capital
    improvement escrow                                           (133,650)
  Principal payments on
    mortgage notes payable                         (29,914)      (247,952)
                                             -------------- --------------
  Net cash used in
    financing activities                       (14,410,309)   (38,894,581)
                              -------------- -------------- --------------
Net change in cash and cash
  equivalents                        57,766     (8,588,755)       264,135
Cash and cash equivalents at
  beginning of year               1,684,046     10,272,801     10,008,666
                              -------------- -------------- --------------
Cash and cash equivalents at
  end of year                 $   1,741,812  $   1,684,046  $  10,272,801
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of the Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determined an impairment had occurred, and the carrying amount of the real estate asset would not be recovered, a provision was recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consisted of mortgage refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(k) Certain reclassifications of a prior year's information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in January 1984. The Partnership Agreement provides for Balcor Equity Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 52,811 of which were sold on or prior to July 31, 1985, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

In accordance with the Partnership Agreement, 100% of Net Cash Receipts available for distribution have been distributed to holders of Limited Partnership Interests. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to the receipt by Limited Partners of an amount equal to their Original Capital plus a 6% per annum non-compounded return. Thereafter, Net Cash Proceeds were to be distributed 85% to Limited Partners and 15% to the General Partner, provided that the General Partner's distributive share would be further subordinated to the prior receipt by Limited Partners of a Preferential Cumulative Distribution of their Original Capital in the amount of 100% for Interests purchased prior to January 1, 1985 and 80% for Interests purchased thereafter. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Notes Payable:

During 1997 and 1996 the Partnership incurred interest expense on mortgage notes payable of $256,219 and $1,585,566 and paid interest expense of $256,219 and $1,983,150, respectively.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1998 in the financial statements is $5,377 more than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                              For the          For the          For the
                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $ 6,078  $4,302  $15,172  $6,974  $11,263 $15,167
    Data processing         2,224     872    2,702   1,352    1,756    None
    Legal                   4,804   3,407   16,199   4,302   11,036  14,863
    Portfolio management   15,759  13,434   47,674  12,627   35,006  49,509
    Other                   1,370    None    4,829   1,370     None    None
    Property sales          1,690    None   19,408   1,690   14,282  19,408

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $8,804 for 1996.

9. Property Sales:

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

(b) In February 1996, the Partnership sold the 101 Marietta Tower office complex for $26,000,000. The purchaser of the property took title subject to the existing $17,353,151 first mortgage loan, which represents a non cash transaction to the Partnership. Accordingly, the non-cash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. The

Partnership paid $308,794 in selling costs. In addition, the Partnership paid a state withholding tax of $156,949 on behalf of the Limited Partners relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statements purposes. The basis of the property was written down at December 31, 1995 to an amount equal to the sale price less closing costs. Due to the classification of the state withholding tax as a deemed distribution, the Partnership recognized a gain of $156,949 from the property sale in 1996.

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

10. Extraordinary Items:

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

11. Other Income:

The Partnership recognized other income of $115,690 during 1998 in connection with the release to the Partnership of escrow funds which were set up in connection with the sale of the 101 Marietta Tower office complex, which was sold in 1996. The Partnership recognized other income of $22,145 during 1997 primarily in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

12. Other Expenses:

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

13. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plantiff class has not been certified in either action.
With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.