Form 10-Q
period 1999-03-31
BALCOR EQUITY PROPERTIES XVIII
filed 1999-05-12
CIK 740553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 1999
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                  1999           1998
                                             -------------- --------------
Cash and cash equivalents                    $   1,723,627  $   1,741,812
Accrued interest receivable                          6,923          7,400
Prepaid expense                                      1,896
                                             -------------- --------------
                                             $   1,732,446  $   1,749,212
                                             ============== ==============



                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      50,985  $      55,610
Due to affiliates                                   24,810         22,015
                                             -------------- --------------
     Total liabilities                              75,795         77,625
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)              1,734,093      1,734,093
General Partner's deficit                          (77,442)       (62,506)
                                             -------------- --------------
     Total partners' capital                     1,656,651      1,671,587
                                             -------------- --------------
                                             $   1,732,446  $   1,749,212
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                  1999           1998
                                             -------------- --------------
Income:
  Interest on short-term investments         $      20,566  $      22,212
                                             -------------- --------------
    Total income                                    20,566         22,212
                                             -------------- --------------
Expenses:
  Administrative                                    35,502         59,593
                                             -------------- --------------
    Total expenses                                  35,502         59,593
                                             -------------- --------------
Net loss                                     $     (14,936) $     (37,381)
                                             ============== ==============
Net loss allocated to General Partner        $     (14,936) $     (37,381)
                                             ============== ==============
Net loss allocated to Limited Partners                None           None
                                             ============== ==============
Net loss per Limited Partnership
  Interest (52,811 issued and outstanding)
  - Basic and Diluted                                 None           None
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                  1999           1998
                                             -------------- --------------
Operating activities:
  Net loss                                   $     (14,936) $     (37,381)
  Adjustments to reconcile net loss
    to net cash used in operating activities
    Net change in:
      Accrued interest receivable                      477            416
      Prepaid expenses                              (1,896)        (1,947)
      Accounts payable                              (4,625)         9,935
      Due to affiliates                              2,795          3,938
                                             -------------- --------------
  Net cash used in operating activities            (18,185)       (25,039)
                                             -------------- --------------

Net change in cash and cash equivalents            (18,185)       (25,039)
Cash and cash equivalents at beginning
  of period                                      1,741,812      1,684,046
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,723,627  $   1,659,007
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July
1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of the Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 were:

                                        Paid      Payable
                                      ---------  ----------

   Reimbursement of expenses to
     the General Partner, at cost     $10,056     $24,810

4. Contingencies:

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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. As of March 31, 1999, the Partnership has no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted of administrative expenses which were partially offset by interest income earned on short-term investments. As a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

Primarily as a result of lower interest rates, interest income on short-term investments decreased during 1999 when compared to 1998.

Primarily due to a decrease in accounting and legal fees, administrative expenses decreased during 1999 as compared to 1998.


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $18,000 as of March 31, 1999 when compared to December 31, 1998 primarily due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July
1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of the Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



                                    By:   /s/Jayne A. Kosik
                                          -----------------------------
                                          Jayne A. Kosik
                                          Senior Managing Director and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer) of Balcor
                                          Equity Partners - XVIII, the
                                          General Partner



Date: May 12, 1999
      ------------