Form 10-Q
period 2000-06-30
BALCOR EQUITY PROPERTIES XVIII
filed 2000-08-11
CIK 740553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 2000
                               -----------------
                                      OR

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

                               BALANCE SHEETS
                     June 30, 2000 and December 31, 1999
                                 (Unaudited)

                                   ASSETS


                                             2000              1999
                                         -----------        -----------
Cash and cash equivalents                $1,660,584         $1,709,777
Accounts and accrued interest receivable      8,510              8,360
                                         -----------        -----------
                                         $1,669,094         $1,718,137
                                         ===========        ===========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                         $   66,126         $   64,765
Due to affiliates                             7,643             32,837
                                         -----------        -----------
    Total liabilities                        73,769             97,602
                                         -----------        -----------

Commitments and contingencies

Limited Partners' capital (52,811
  Interests issued and outstanding)       1,734,093          1,734,093

General Partner's deficit                  (138,768)          (113,558)
                                         -----------        -----------
    Total partners' capital               1,595,325          1,620,535
                                         -----------        -----------
                                         $1,669,094         $1,718,137
                                         ===========        ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES - XVIII
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                   2000           1999
                                                -----------    -----------
Income:
  Interest on short-term investments            $   48,903     $   40,549
                                                -----------    -----------
    Total income                                    48,903         40,549
                                                -----------    -----------
Expenses:
  Administrative                                    74,113         69,006
                                                -----------    -----------
    Total expenses                                  74,113         69,006
                                                -----------    -----------
Net loss                                        $  (25,210)    $  (28,457)
                                                ===========    ===========
Net loss allocated to General Partner           $  (25,210)    $  (28,457)
                                                ===========    ===========
Net loss allocated to Limited Partners                None           None
                                                ===========    ===========
Net loss per Limited Partnership Interest
  (52,811 issued and oustanding) -
  Basic and Diluted                                   None           None
                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES - XVIII
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 2000 and 1999
                                (Unaudited)


                                                    2000          1999
                                                 -----------   -----------
Income:
  Interest on short-term investments             $   25,530    $   19,983
                                                 -----------   -----------
    Total income                                     25,530        19,983
                                                 -----------   -----------
Expenses:
  Administrative                                     37,551        33,504
                                                 -----------   -----------
    Total expenses                                   37,551        33,504
                                                 -----------   -----------
Net loss                                         $  (12,021)   $  (13,521)
                                                 ===========   ===========
Net loss allocated to General Partner            $  (12,021)   $  (13,521)
                                                 ===========   ===========
Net loss allocated to Limited Partners                 None          None
                                                 ===========   ===========
Net loss per Limited Partnership Interest
  (52,811 issued and oustanding) -
  Basic and Diluted                                    None          None
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES - XVIII
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                    2000           1999
                                                 -----------    -----------
Operating activities:
  Net loss                                       $  (25,210)    $  (28,457)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                   (150)           836
        Accounts payable                              1,361         (6,552)
        Due to affiliates                           (25,194)          (113)
                                                 -----------    -----------
  Net cash used in operating activities             (49,193)       (34,286)
                                                 -----------    -----------
Net change in cash and cash equivalents             (49,193)       (34,286)

Cash and cash equivalents at beginning
  of year                                         1,709,777      1,741,812
                                                 -----------    -----------
Cash and cash equivalents at end of period       $1,660,584     $1,707,526
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost    $ 40,516      $ 10,470    $ 7,643

4. Contingencies:

(a) The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. On September 24, 1999, the court granted the defendants' motion to dismiss the complaint for failure to state a cause of action. The plaintiffs filed an amended complaint on November 30, 1999. The defendants have filed a motion to dismiss the complaint for failure to state a cause of action. The defendants continue to vigorously contest these claims. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership.

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

                        BALCOR EQUITY PROPERTIES-XVIII
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XVIII A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $52,811,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. The Partnership sold its final real estate investment in July 1997.

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

As a result of higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Primarily due to an increase in printing costs, administrative expenses increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $49,000 as of June 30, 2000 when compared to December 31, 1999 primarily due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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




Date:August 11, 2000
     -----------------